Form 10QSB
period 1995-03-31
PACER TECHNOLOGY
filed 1995-05-12
CIK 275866

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     March 31, 1995.


     Commission file number 0-8864


                            PACER TECHNOLOGY
     (Exact name of small business issuer as specified in its charter)


               California                         77-0080305
   (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

      9420 Santa Anita Avenue
      Rancho Cucamonga, California                    91730-6117
(Address of principal executive offices)              (Zip Code)


                               909-987-0550
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of March 31, 1995 was 14,217,475.

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                March 31,      June 30,
                                                  1995           1994
                                              (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                      $   154,017        223,674
   Trade receivables, less allowance for
     doubtful accounts of $370,590
     and $339,000 respectively                 4,713,487      5,028,959
   Other receivables                             236,318         90,204
   Inventories (Note 2)                        5,595,655      4,501,339
   Prepaid expenses                              346,993        231,826
   Deferred income taxes                         390,065        390,065
    Total Current Assets                      11,436,535     10,466,067

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
   Cost                                        4,922,377      4,571,894
   Accumulated depreciation & amortization     3,252,351     (2,905,642)
   Total Equipment & Leasehold
    Improvements                               1,670,026      1,666,252
   Deferred income taxes                          29,735         29,735
   Cost in excess of net assets of business
     acquired, net (Note 5)                    2,069,805      2,196,115
   Other Assets                                  143,128         72,945

Total Assets                                 $15,349,229     14,431,114

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Bank borrowings (Note 3)                  $ 4,170,000      3,515,000
   Accounts payable                            2,589,850      2,699,668
   Accrued payroll and related expenses          275,085        263,559
   Other accrued expenses                        583,735        944,598
   Current installments of long-term debt        225,276        175,276
    (Note 3)
   Current installments of obligations
    under capital lease                             -             5,400
Total Current Liabilities                      7,843,946      7,603,501

Long-term debt, excluding current                789,741        720,019
    installments (Note 3)
Obligations under capital lease, excluding
    current installments                            -              -
Total Current Liabilities                      8,633,687      8,323,520

STOCKHOLDERS' EQUITY:
   Notes Receivable (Note 4)                    (484,500)          -
   Common stock, no par value.  Authorized
    50,000,000; issued and
    outstanding 14,217,475 shares              7,775,983      6,977,941
    Accumulated deficit                         (575,941)      (870,347)
Total Stockholders' Equity                     6,715,542      6,107,594

TOTAL Liabilities & Stockholders' Equity     $15,349,229     14,431,114

Note:The balance sheet at June 30, 1994 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

                          PACER TECHNOLOGY & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three-Months Ended          Nine-Months Ended
                                   March 31,                   March 31,
                                1995        1994           1995         1994
                            (Unaudited) (Unaudited)    (Unaudited)  (Unaudited)
NET SALES                   $6,022,002   5,186,399     16,335,390   13,742,584
COST OF SALES                4,097,623   3,597,893     10,872,337    9,086,211

  Gross Profit               1,924,379   1,588,506      5,463,053    4,656,373

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES    1,603,525   1,901,497      4,666,759    4,576,812

  Operating Income (Loss)      320,854    (312,991)       796,294       79,561

OTHER (INCOME) EXPENSE:

  Share of joint venture
  losses                          -           -              -            -
  Interest expense             115,128     106,497        353,492      216,979
  Other, net                    11,338     (20,829)        53,971      (45,069)

Income (Loss) from continuing
operations before income
taxes and extraordinary
item                           194,388    (398,659)       388,831      (92,349)
Income Taxes (Benefit)          42,925     (28,400)        94,425       10,047

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM           151,463    (370,259)       294,406     (102,396)

EXTRAORDINARY ITEM -
REDUCTION OF FEDERAL INCOME
TAX RESULTING FROM
UTILIZATION OF NET OPERATING
LOSS CARRYFORWARDS

NET INCOME (LOSS)           $  151,463    (370,259)       294,406     (102,396)

NET INCOME (LOSS) PER
COMMON SHARE AND COMMON
SHARE EQUIVALENT
(ROUNDED TO $0.01)          $     0.01       (0.02)          0.02        (0.01)

Weighted average common
  shares and common share
  equivalents outstanding:  15,971,927  15,903,261     15,971,927   15,903,261

See accompanying notes to consolidated financial statements.

                PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine-Months Ended
                                                          March 31,
                                                      1995         1994
                                                   Unaudited)  (Unaudited)
NET INCOME (LOSS)                                  $294,406     (102,396)
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                    355,113      221,992
    Amortization of other assets                    142,210      101,447
    (Gain) on sale or disposition
      of property and equipment                      (1,127)      (5,673)
    Provision for doubtful accounts                  31,590      157,956
    Decrease (Increase) in trade accounts
      receivable                                283,882     (283,610)
    (Increase) in other receivables                 (50,873)    (198,111)
    (Increase) in inventories                    (1,094,316)    (628,865)
    (Increase) in prepaid expenses                 (115,167)      (9,976)
    (Increase) Decrease in other assets             (86,084)      26,466
    (Decrease) in accounts payable                 (109,818)    (439,736)
    Increase in accrued payroll and
      related expenses                               11,527       54,477
    (Decrease) Increase in accrued expenses
      and other liabilities                        (360,862)     403,816

NET CASH (USED) OPERATING ACTIVITIES               (699,519)    (702,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment      1,157        6,578
    Capital expenditures                           (358,917)    (300,692)
    Investment in Super Glue                           -      (2,209,634)

NET CASH (USED) IN INVESTING ACTIVITIES            (357,760)  (2,503,748)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                      250,000    1,000,000
    Principal payments on long-term debt           (130,279)    (132,721)
    Principal payments on obligations under
      capital lease                                  (5,400)    (117,135)
    Increase in notes payable to bank               655,000    2,414,000
    Issuance of common stock                        313,542      100,046

NET CASH PROVIDED IN FINANCING ACTIVITIES         1,082,863    3,264,190

Net increase in cash                                 25,584       58,229

Cash at beginning of year                           223,674      118,934

CASH AT END OF NINE-MONTH PERIOD                   $249,258      177,163

See accompanying notes to consolidated financial statements.

                   PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements for the nine-months ended March 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at March 31, 1995 and the results of operation for the period then ended have been made. All such adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

2.   INVENTORIES:

     Inventories consisted of the following:

                                      March 31, 1995       June 30, 1994

     Finished goods                   $2,143,562           1,446,757
     Work in process                     383,699             551,030
     Raw materials                     3,068,394           2,503,552
                                      $5,595,655           4,501,339


3.   NOTES PAYABLE TO BANK:

     On August 1, 1994, Pacer revised its line of credit agreement to increase the maximum borrowings to $5,250,000. The revised line of credit bears interest at prime plus 1% and is payable on demand. In connection with this revision, Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000 through July 1, 1995. The promissory note bears interest at prime plus 2% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $245,833 at March 31, 1995.

     Total borrowings on the line of credit amounted to $4,170,000 at March 31, 1995. Pacer also has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2.0%. Total principal outstanding on this credit facility was $769,184 as of March 31, 1995. All borrowings are secured by certain assets of Pacer.

4.   NOTES RECEIVABLE:

     On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) plus simple interest of 7.8% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 27, 1998; subject to the provisions regarding prepayment noted below.

     Each Note is secured by 100,000 shares of the Company's common stock as provided in a Security Agreement between the Company and each Director.

     Each Director may prepay this Note at any time for a part or for all of the shares without premium or penalty. The amount of each prepayment shall be applied as follows:

     (a) first, to interest accrued on this Note with respect to the shares sold, to the date of sale;

     (b) second, to the outstanding principal on this Note in the amount of $0.584375 per share sold; and

     (c)  third, to the seller or his designee.

     If all principal and accrued interest on this Note shall not have been paid in full on or before September 27, 1998, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the undersigned.

     On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on October 19, 1998 ; subject to the provisions regarding prepayment noted below.

     The Note is secured by 485,000 shares of the Company's common stock as provided in a Security Agreement between the Company and the Director

     The Director may prepay this Note at any time for a part or for all of the shares without premium or penalty. The amount of each prepayment shall be applied as follows:

     (a) first, to interest accrued on this Note with respect to the shares sold, to the date of sale;

     (b) second, to the outstanding principal on this Note in the amount of $0.6375 per share sold; and

     (c)  third, to the seller or his designee.

     If all principal and accrued interest on this Note shall not have been paid in full on or before October 19, 1998, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the undersigned.

5.   ACQUISITION:

     On April 30, 1993 Pacer's proposal to purchase the assets of Mexlonic Corporation (formerly Super Glue Corporation based in Hollis, New York and referred to hereafter as Super Glue) a manufacturer and packager of adhesive products was approved. This proposal allowed Pacer to assume full managerial, operational and financial control over Super Glue's operations until the bankruptcy court approved the agreement. The agreement was confirmed and the transaction was completed on October 15, 1993.

     Pursuant to the agreement, Pacer acquired certain assets and assumed certain liabilities of Super Glue. The purchase price totaled $3,582,350 and consists of the following amounts incurred by Pacer.

                Cash                      $2,073,859
                Pacer common stock         1,195,505
                Transaction costs            312,986
                                          $3,582,350
     The acquisition has been accounted for as a purchase and accordingly, the results of Super Glue's operations for the nine months ended March 31, 1995 are included in Pacer's consolidated statements of income for the quarter then ended. The excess of cost over the fair market value of the net assets acquired was $1,866,960 and is being amortized on a straight-line basis over 14 years. Amortization expense charged to operations during the nine months ended March 31, 1995 was $96,526.

     Supplementary information related to the acquisition of Super Glue for the March 31, 1995 consolidated statement of cash flows is as follows:

                Assets acquired           $4,254,032
                Liabilities assumed         (984,668)
                Common stock issued       (1,195,505)

                Cash paid to sellers       2,073,859

                Fees and expenses            207,207
                Less cash acquired          (115,646)

                Net cash paid             $2,165,420

     The following represents the unaudited pro forma results of operations as if the acquisition of Super Glue had occurred at July 1, 1993 after consideration for certain adjustments including the amortization of cost in excess of net assets acquired and interest expense.

                               Nine-Months Ended    Nine-Months Ended
                                    March 31,            March 31,
                                      1995                 1994

          Net Sales              $16,335,390          14,733,000

          Income before
            extraordinary item   $   294,406            (275,000)

          Net Income             $   294,406            (275,000)

          Earnings per share     $      0.02               (0.02)

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1995 increased by $835,603, or 16% over the comparable quarter in fiscal year 1994. This growth was primarily due to increased PRO SEAL and Super Glue product sales, partially offset by reduced demand for most other product lines as customers balanced inventories in response to continued uncertainty among consumers.

Net sales for the nine-month period ended March 31, 1995 increased by $2,592,806, or 19% over the comparable period in fiscal year 1994. This increase was primarily due to revenue generated by the acquisition of Super Glue during the second quarter of fiscal year 1994.

Cost of sales for the quarter were $4,097,623, or 68% of sales. This represents an increase of $499,730, or 14% over the comparable quarter in fiscal year 1994. For the nine-month period ended March 31, 1995, cost of sales were $10,872,337, or 67% of sales. This represents an increase of $1,786,126, or 20% over the comparable period in fiscal year 1994. This rise was due to increased volume compounded by substantial raw material cost increases from suppliers and by demand for a less favorable product mix. The increase in raw material costs was partially offset by reduced operating expenses resulting from the phase-out and relocation of the Super Glue Hollis, New York facility to Rancho Cucamonga, California during the third quarter of fiscal year 1994.

Selling, General & Administrative expenses for the quarter ended March 31, 1995 were $1,603,525, or 27% of sales. This represents a decrease of $297,972, or 16% over the comparable quarter in the prior year, as 1994 operations included costs related to the relocation of Super Glue. Selling, General, & Administrative expenses for the nine months ended March 31, 1995 were $4,666,759 or 29% of sales. This represents an increase of $89,947, or 2% over the comparable period in the prior year. This rise in expenditures was attributed primarily to operating costs associated with Super Glue, partially offset by relocation costs incurred during fiscal year 1994. Additionally, Selling, General & Administrative costs were negatively impacted by charges incurred during the first quarter of fiscal year 1995 for the redesign of packaging, labels and brochures for the Super Glue and PRO SEAL product lines.

Other expenses for the quarter ended March 31, 1995 were $126,466, or 2% of sales. This represents an increase of $40,798, or 48% over the comparable quarter in the prior year. For the nine-month period ended March 31, 1995, other expenses were $407,463, or 2% of sales. This represents an increase of $235,553, or 137% over the comparable period in fiscal year 1994. This rise was primarily attributed to interest expense associated with the further utilization of the Company's credit facility to support higher working capital requirements and capital equipment purchases.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash generated by all activities during the first nine months of fiscal year 1995 was $25,584 compared to cash generated of $58,229 during the comparable period in fiscal year 1994.

Cash consumed by operating activities during the first nine months of fiscal year 1995 was $699,519 versus $702,213 during the comparable period in fiscal year 1994. Higher net income and a decrease in trade receivables were offset by increased inventory levels prompted by customer shipping demands during the early part of fiscal year 1995 and by a decrease in accrued liabilities at March 31, 1995. Accrued expenses at March 31, 1994 included charges related to the relocation of the Super Glue facility. The increase in trade receivables during fiscal year 1994 resulted from the acquisition of Super Glue. Increased inventory balances were offset by a decline in trade receivables and by an increase in non-cash expenditures for depreciation and goodwill amortization related to the acquisition of Super Glue included in net income.

Cash used in investing activities during the first nine months of fiscal year 1995 was $357,760 compared to $2,503,748 during the comparable period in fiscal year 1994. This decrease was primarily due to the acquisition of the assets of Super Glue during the second quarter of fiscal year 1994, partially offset by increased expenditures for capital equipment during fiscal year 1995.

Cash generated by financing activities during the first nine months of fiscal year 1995 was $1,082,863 versus $3,264,190 in fiscal year 1994. This change was primarily due to borrowings required to finance the acquisition of Super Glue during the second quarter of fiscal year 1994. In fiscal year 1995, the Company used its credit facilities primarily to finance additional working capital requirements and capital equipment purchases.

Although the integration of the Super Glue acquisition has been completed, the Company still anticipates continued utilization of its line of credit primarily to finance working capital requirements throughout fiscal year 1995.




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





May 12, 1995         /s/James T. Munn
                     James T. Munn
                     President/Chief Executive Officer






May 12, 1995         /s/Roberto J. Cavazos, Jr.
                     Roberto J. Cavazos, Jr.
                     Chief Financial Officer