Form 10QSB/A
period 1995-03-31
PACER TECHNOLOGY
filed 1995-06-26
CIK 275866

June 26, 1995


Securities & Exchange Commision
Judicial Plaza
450 Fifth Street, N.W.
Washington DC  20549


Attention: 1934 Act filing desk

Reference: Form 10-QSB for the period ended
           March 31, 1995
           Commision File No. 0-8864

Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith Form 10-QSB-A for Pacer Technology for period ended
March 31, 1995.


Sincerely,

PACER TECHNOLOGY

ROBERTO J. CAVAZOS

Roberto J. Cavazos, Jr.
Chief Financial Officer

RJC/MJM
encls.

                                 SIGNATURES


Pursuant to the rqurements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             PACER TECHNOLOGY

June 26, 1995                /s/James T. Munn
                             James T. Munn
                             President/Chief Executive Officer





June 26, 1995                /s/Roberto J. Cavazos, Jr.
                             Roberto J. Cavazsos, Jr.
                             Chief Financial Officer