Form 10KSB
period 1995-06-30
PACER TECHNOLOGY
filed 1995-08-31
CIK 275866

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                        FORM 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of
1934[Fee Required] for the fiscal year ended   June 30, 1995

                             PACER TECHNOLOGY
                  (Name of small business issuer in Its charter)
California                                             77-0080305
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  9420 Santa Anita Avenue
  Rancho Cucamonga, California                          91730
  (Address of principal executive offices)              (Zip Code)

  Issuer's telephone number(909) 987-0550

Securities registered under Section 12(b) of the Exchange Act:  None



Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, no par value
                              (Title of Class)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.
Yes [x]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year were  $20,584,108.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 1995 was $8,966,997 (computed by reference to the average bid and asked prices of such stock on August 1, 1995, as reported in the over-the-counter market.)

The number of shares outstanding of the registrant's Common Stock, as of August 1, 1995, was 14,458,975 shares.

Documents incorporated by reference. Pacer Technology's definitive Proxy Statement dated September 11, 1995 for the 1995 annual meeting of shareholders-
- -Part III.
                                   This document contains   29   pages;
                                   the index to exhibits is on page   26 .

                                        PART I

Item 1.  Description of Business

Background
Pacer Technology (the "Company") is engaged in the business of manufacturing and marketing high performance adhesives, sealants, threadlockers and a line of clips. The Company sells these products worldwide under both private label and proprietary trademarks to industrial, consumer, automotive aftermarket and hobby markets. The Company was formed in 1975 as a Wyoming corporation and was reincorporated in California in 1984.

On August 1, 1992, the Company acquired Novest, Inc., a privately-held corporation. This product line includes adhesives, sealants and lubricants for engine and body parts, trim applications and accessories.

On October 15, 1993, Pacer acquired the assets of MEXLONIC (formerly Super Glue Corporation), a manufacturer and packager of adhesive products and plastic molded clips for use in automotive, stationery, hardware, home, office and school applications.

Major Customers And Export Sales
Pacer did not have net sales to any one individual customer greater than 10% of net sales in 1995. The Company had net sales to one customer representing approximately 10.1% of net sales in 1994, and net sales to two customers representing approximately 14.5% and 13.1% of net sales in 1993.


Principal Markets for Adhesive Products

Industrial
The Company's products are sold in the industrial market for use in automotive, aerospace, electronic, O.E.M. and maintenance repair applications.

Consumer
The major thrust of Pacer's consumer division consists of products from Super Glue Corporation. These products include a nationally known brand of adhesives, sealants, epoxies, and plastic molded clips for use in automotive, stationery, hardware, home, office and school applications. The remaining lines in the division consist primarily of products demanded by customers who have existing product lines other than adhesives and wish to expand their product base to include adhesive products. In these cases, the Company packages the product requested in containers labeled with the customer's private label trademark.

Hobby
The Company markets several types of adhesives and related products which may be used for various project and model assembly requirements.

Automotive Aftermarket
Pacer's automotive aftermarket product line, PRO SEAL, includes adhesives, sealants and lubricants for engine and body parts, trim applications and accessories.

Marketing
Pacer's products are marketed domestically and internationally. Foreign sales accounted for 16%, 16%, and 19% of total revenues in 1995, 1994 and 1993, respectively. Company products are sold to the industrial market through independent distributors. The Company provides technical service and sales support using factory trained personnel and sales representatives. Pacer products are sold to dealers and model shops in the hobby market through a network of master distributors. In the consumer market sector, products are sold by Pacer sales personnel and distributed through mass merchandising retail outlets. Automotive aftermarket products are sold by Pacer sales personnel and distributed through retail automotive, professional repair and installation, agri-business and heavy duty truck outlets.

Research and Development
Research and Development expenditures were approximately $365,000, $307,000 and $272,000 in fiscal years 1995, 1994 and 1993, respectively.



Source and Availability of Raw Materials
The Company's primary source of raw material is subject to tariff and quota controls, fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. This material is readily available from several suppliers. Other raw materials are also purchased from suppliers for manufacture of the Company's plastic packaging. Supply of these materials is subject to availability of petroleum by-products.

Competitive Conditions Affecting the Company
The principal competitive factors affecting the Company's products are technology, market coverage, price and service. Some of Pacer's competitors are larger and have substantially greater financial resources. The Company believes it is on the leading edge of technology and is price competitive.

Subsidiaries
The Company has two wholly owned subsidiaries. Pacer Tech Ltd., based in the United Kingdom, distributes products in the industrial, hobby, consumer, automotive aftermarket and private label markets in the United Kingdom and Europe. RECAP LTD. was formed in 1992 and is currently inactive.

In October 1993 the Company formed a subsidiary, Super Glue Corporation of California, and signed an agreement to acquire the assets of Super Glue Corporation of Hollis, New York for stock and cash. Super Glue's manufacturing operations were relocated in February 1994 from Hollis, N.Y. to Pacer's worldwide headquarters in Rancho Cucamonga, California. Super Glue Corporation of California and Pacer Technology merged on March 1, 1994 and Pacer Technology became the surviving corporation.

Government Regulations
Compliance with federal, state and local provisions regarding the production and discharge of materials into the environment has had, and is expected to have, a moderate adverse effect on capital expenditures, earnings and the competitive position of the Company.

Employees
At August 1, 1995, the Company employed 91 people on a full-time basis and also employed 2 part-time employees.

Item 2.  Description of Property

The Company's executive office, manufacturing facility and research and development facility are housed in a 50,000 square foot site in Rancho Cucamonga, California. This facility is leased under an operating lease expiring in June 1999, with an option to purchase in the fifty-fourth month of the lease term (January 1994). This option to purchase was not exercised.

The Company's subsidiary, Pacer Tech Ltd., maintains its sales and distribution office at a leased facility in Essex, England. This lease expires December, 1999.

On April 28, 1994, the Company signed a five year lease for a 10,000 square foot facility in Ontario, California to manufacture certain flammable products.

On July 11, 1994, the Company signed a three year lease for a 14,000 square foot facility in Memphis, Tennessee to warehouse and distribute products to customers located in the Midwest and Eastern part of the U.S.

All of the Company's facilities are in good operating condition and are adequate for the Company's present and anticipated future needs.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Pacer Technology common stock is traded in the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "PTCH". High and low bid quotations are listed below:

                                    For the year ended June 30,
                                        1995               1994
                                   HIGH      LOW     HIGH       LOW
      First Quarter               1 7/16        1   1 3/16       3/4
      Second Quarter              1 5/16        1    1 3/8         1
      Third Quarter               1 3/16    29/32  1 13/16    1 3/16
      Fourth Quarter              1 3/32    11/16    1 1/4         1

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The approximate number of shareholders of record of the Company's common stock as of August 1, 1995 was 2,544.

Since its incorporation, the Company has not paid any dividends on its common stock and does not anticipate dividend payments in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

                       Table 1 - Cost of Sales and Gross Margin as a
                                   Percentage of Sales

                                     1995          1994          1993
                   Net Sales         100%          100%          100%
                   Cost of Sales      68%           64%           64%
                   Gross Margin       32%           36%           36%

Comparison of 1995 to 1994
Net sales increased $700,355, or 4% over the prior year. This growth was primarily due to revenue generated by the acquisition of Super Glue Corporation during the second quarter of fiscal year 1994 and to improvements in PRO SEAL and Cosmetic international sales. These increases were partially offset by weaker performance by the other product lines in response to a continued soft economy.

Cost of sales for the year were $13,961,829, or 68% of sales. This represents an increase of $1,328,053, or 11% over the prior year. This rise was primarily due to increased volume and substantial raw material cost increases from suppliers, compounded by one time charges of approximately $450,000 incurred during the fourth quarter of fiscal year 1995 for the phaseout of unprofitable product lines. This rise in costs was partially offset by lower manufacturing expenses resulting from the relocation of the Super Glue Hollis, New York facility to Rancho Cucamonga, California during the third quarter of fiscal year 1994.

Selling, General & Administrative expenses were $6,486,435, or 32% of sales. This represents an increase of $41,923, or 1% over the prior year. This rise in expenditures was attributed primarily to higher Super Glue selling expenses, the redesign of packaging and brochures for the Super Glue and PRO SEAL product lines, and charges pertaining to due diligence activities for a proposed acquisition that management subsequently elected to forego. Selling, General and Administrative expenses were favorably impacted during fiscal year 1995, as 1994 operating expenses included relocation costs to consolidate Super Glue operations in California during the third quarter of fiscal year 1994.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1995. Management believes the economies of scale to be realized from the consolidation of Super Glue's Hollis, New York facility into the Company's corporate headquarters in California will enable the Super Glue product line to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $513,112, or 2% of sales. This represents an increase of $219,240, or 75% over the prior year. This rise was primarily attributed to interest expense associated with the further utilization of the Company's credit facility to support higher working capital requirements, compounded by raised interest rates.

Comparison of 1994 to 1993
Net sales increased $5,760,484, or 41% over the prior year. This increase was primarily due to revenues from PRO SEAL product sales and from sales resulting from the acquisition of the assets of MEXLONIC Corporation (formerly Super Glue Corporation based in Hollis, New York and referred to hereafter as Super Glue) during the second quarter of fiscal year 1994.

Cost of sales increased $3,560,352, or 39% over the prior year. This increase was attributed primarily to higher volume, low absorption of fixed overhead costs at the Hollis, New York facility during December 1993 through February 1994, and operating inefficiencies associated with the phase out of the Super Glue plant. Additionally, the Company has experienced a moderate erosion in gross margins due to compliance with certain government regulations pertaining to the disposition of hazardous material waste and the substitution of more costly raw materials in place of ozone depleting chemicals.

Selling, General and Administrative expenses increased $2,409,571, or 60% over the prior year. As a percent of sales, selling, general and administrative expenses were 32% in fiscal year 1994 compared to 29% in fiscal year 1993.
This rise in expenditures was due primarily to operating costs associated with the Super Glue acquisition. The Super Glue facility in Hollis, New York was closed in February 1994, and the operation was relocated to Pacer's primary manufacturing facility in Southern California. This move resulted in charges of approximately $231,000 during the third quarter of fiscal year 1994. This consolidation resulted in a savings of approximately $125,000 in ongoing operating fixed costs during the fourth quarter of fiscal year 1994.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of approximately $95,000 were recorded in fiscal year 1994. Management believes that the economies of scale to be realized from the consolidation of Super Glue's Hollis, New York facility into the Company's corporate headquarters in California will enable the Super Glue product line to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year ended June 30, 1994 decreased $69,255, or 19% from the prior year. As a percent of sales, other expenses were 1% in fiscal year 1994 compared to 3% in fiscal year 1993. A one-time charge of approximately $307,000 was recorded in fiscal year 1993, to reflect the costs associated with the discontinuance of the Company's interest in a joint venture for the production and distribution of BAR-B-BRIC. Interest expense increased approximately $179,000, or 278% from the prior year due to a rise in bank borrowings utilized for working capital required to support higher volumes and to finance the acquisition of Super Glue.

The Company adopted Statement 109, "Accounting For Income Taxes", as of July 1, 1993. This change did not have a material effect on the financial statements of the Company.

Liquidity and Capital Resources
Net cash consumed from all activities in fiscal year 1995 was $104,441 versus cash provided of $104,740 in the prior year.

Cash used by operating activities during 1995 was $762,123 compared to $627,047 in fiscal year 1994. The net loss in fiscal year 1995 was a major contributor to the use of cash.
A decrease in accounts receivable levels prompted by lower volumes during the fourth quarter of fiscal year 1995 versus the comparable period in the prior year was offset by increased inventory levels to satisfy customer shipping requirements. Notes receivable increased as the Company permitted two customers to convert trade receivables to term notes during fiscal year 1995. Accounts payable decreased significantly due to lower volumes during the fourth quarter of fiscal year 1995 versus the comparable quarter in the prior year. The increase in accrued expenses and other liabilities during fiscal year 1995 was lower than in the prior year, since fiscal year 1994 included accrued expenses for the acquisition and relocation of Super Glue Corporation from Hollis, N.Y. to Pacer's primary facility in California.

Cash consumed by investing activities in 1995 was $426,413 compared to $2,622,849 in the prior year. This decrease was primarily the result of the Company's acquisition of the assets of Super Glue during the second quarter of fiscal year 1994.

Cash generated by financing activities in 1995 was $1,084,095, compared to $3,354,636 in the prior year. This change was primarily due to borrowings utilized to finance the acquisition of Super Glue Corporation during the second quarter of fiscal year 1994. In fiscal year 1995, the Company used its credit facilities primarily to finance additional working capital requirements and capital equipment purchases. Proceeds received from employees and directors to exercise options and warrants to purchase shares of the Company's common stock during fiscal year 1995 were higher than the prior year. Additionally, three Directors exercised options to purchase shares of Pacer Technology common stock and issued interest bearing promissory notes payable to the Company for the exercise price of the stock.

Although the integration of the Super Glue acquisition has been completed, the Company still anticipates continued utilization of its line of credit primarily to finance working capital requirements throughout fiscal year 1996.

Item 7.  Financial Statements

The following consolidated financial statements are included herein:

            Independent Auditors' Report

            Consolidated Balance Sheets - June 30, 1995 and 1994.

            Consolidated Statements of Operations - Years Ended
            June 30, 1995, 1994 and 1993.

            Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1995, 1994 and 1993.

            Consolidated Statements of Cash Flows - Years Ended
            June 30, 1995, 1994 and 1993.

            Notes to Consolidated Financial Statements.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
None

                      Independent Auditors' Report



To the Board of Directors and Stockholders
Pacer Technology:

We have audited the accompanying consolidated balance sheets of Pacer Technology and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Technology and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

                                            /s/ KPMG Peat Marwick LLP

Ontario, California
July 28, 1995

                          PACER TECHNOLOGY AND SUBSIDIARIES

                             Consolidated Balance Sheets

                                June 30, 1995 and 1994
ASSETS                                                     1995        1994
Current assets:

  Cash                                               $   119,233     223,674
  Trade receivables, less allowance for doubtful
  accounts of $399,801 in 1995 and $339,000 in
  1994 (notes 2 and 7)                                 3,845,991   5,028,959
  Other receivables                                      125,365      90,204
  Notes receivable - Current (note 2)                    232,655        -
  Inventories (notes 3 and 7)                          5,508,129   4,501,339
  Prepaid expenses                                       138,016     231,826
  Deferred income taxes (note 10)                        825,366     390,065

Total current assets                                  10,794,755  10,466,067

Equipment and leasehold improvements, net
  (notes 4, 7 and 8)                                   1,615,769   1,666,252
Notes receivable - Long-term (note 2)                    100,039        -
Deferred income taxes (note 10)                           38,634      29,735
Cost in excess of net assets of businesses acquired,
  net (note 5)                                         2,027,702   2,196,115
Other assets (note 6)                                     51,744      72,945
                                                     $14,628,643  14,431,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Bank borrowings (note 7)                             $ 4,157,000   3,515,000
  Current installments of long-term debt (note 7)          225,672     175,276
  Current installments of obligations under
    capital lease                                             -          5,400
  Accounts payable                                       1,767,102   2,699,668
  Accrued payroll and related expenses                     256,239     263,559
  Other accrued expenses                                 1,197,635     944,598
     Total current liabilities                           7,603,648   7,603,501

Long-term debt, excluding current installments (note 7)    735,025     720,019
     Total liabilities                                   8,338,673   8,323,520

Stockholders' equity (notes 5, 11, and 13):

  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 14,403,975 shares
    in 1995 and 12,749,375 shares in 1994                7,844,535   6,977,941
  Accumulated deficit                                   (1,070,065)(   870,347)
  Notes receivable from directors (notes 11 and 13)       (484,500)       -
     Total stockholders' equity                          6,289,970   6,107,594

Commitments and contingencies (notes 8, 12 and 13)

                                                       $14,628,643  14,431,114



See accompanying notes to consolidated financial statements.

                             PACER TECHNOLOGY AND SUBSIDIARIES

                           Consolidated Statements of Operations

                         Years ended June 30, 1995, 1994 and 1993



                                               1995          1994        1993

Net sales (notes 5 and 9)                  $20,584,108    19,883,753  14,123,269
Cost of sales                               13,961,829    12,633,776   9,073,424

      Gross profit                           6,622,279     7,249,977   5,049,845

Selling, general and administrative
  expenses                                   6,486,435     6,444,512   4,034,941

      Operating income                         135,844       805,465   1,014,904

Other income (expense):
   Losses from joint venture (note 6)             -             -       (307,127)
   Interest expense                           (452,274)     (243,733)    (64,519)
   Other, net                                  (60,838)      (50,139)      8,519

     Income (loss) before income taxes and
       extraordinary item                     (377,268)      511,593     651,777

Income taxes (benefit) (note 10)              (177,550)       60,000     286,000

     Income (loss) before extraordinary
       item                                   (199,718)      451,593     365,777

Extraordinary item--reduction of Federal
  income tax resulting from utilization
  of net operating loss carryforward              -             -        220,000

     Net income (loss)                     $  (199,718)      451,593     585,777

Income (loss) per common share and common
  share equivalent (rounded to $0.01):
  Primary:
   Income (loss) before extraordinary item $      (.01)          .03         .03
   Extraordinary item                             -             -            .01
   Net income (loss)                       $      (.01)          .03         .04

Weighted average common shares and common
  share equivalents outstanding             14,927,373    14,910,609  14,319,194

See accompanying notes to consolidated financial statements.

                          PACER TECHNOLOGY AND SUBSIDIARIES

                   Consolidated Statements of Stockholders' Equity

                         Years ended June 30, 1995, 1994 and 1993

                                  Number of
                                 issued and                                 Total
                                 outstanding   Common     Accumulated    Stockholders'
                                    shares      Stock       Deficit          Equity

Balances at June 30, 1992        10,976,603  $5,307,397   (1,907,717)     3,399,680

   Net income                          -           -         585,777        585,777
   Shares issued upon exercise
     of options (Note 11)           133,500      53,132         -            53,132
   Shares issued in
     connection with
     Novest acquisition (Note 5)    254,511     294,279         -           294,279

Balances at June 30, 1993        11,364,614   5,654,808   (1,321,940)     4,332,868

   Net income                          -           -         451,593        451,593
   Shares issued upon exercise
     of options (Note 11)           168,750      99,896         -            99,896
   Shares issued upon exercise
     of warrants (Note 11)           40,100      12,732         -            12,732
   Shares issued to employees
     (Note 11)                       15,000      15,000         -            15,000
   Shares issued in
     connection with Super
     Glue acquisition (Note 5)    1,160,911   1,195,505         -         1,195,505

Balances at June 30, 1994        12,749,375   6,977,941     (870,347)     6,107,594

   Net loss                            -           -        (199,718)      (199,718)
   Shares issued upon exercise
     of options (Note 11)           881,700     528,361                     528,361
   Shares issued upon exercise
     of warrants (Note 11)          760,900     328,273                     328,273
   Shares issued to Employees
     (Note 11)                       12,000       9,960                       9,960
   Promissory Note from Directors
     (Note 11)                         -       (484,500)                   (484,500)

Balances at June 30, 1995        14,403,975  $7,360,035  ( 1,070,065)     6,289,970

See accompanying notes to consolidated financial statements.

                            PACER TECHNOLOGY AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows

                         Years ended June 30, 1995, 1994 and 1993
                                                   1995        1994        1993
Net income (loss)                             $ (199,718)    451,593     585,777

Adjustments to reconcile net income (loss) to
  net cash (used) provided by operating
     activities:
   Depreciation                                  476,791     399,506     316,232
   Amortization of other assets                  189,613     150,659      51,203
   (Gain) loss on sale of property and
     equipment                                       105      (5,963)         57
   Increase (decrease) in provision for
     doubtful accounts                            60,801     (77,000)    (26,600)
   Share of net loss of joint venture               -           -        198,358
   (Increase) decrease in trade accounts
     receivable                                1,122,167  (1,063,026)   (509,957)
   Increase in other receivables                 (35,161)    (21,170)    (31,376)
   Increase in notes receivables                (332,694)       -           -
   Increase in inventory                      (1,006,790) (1,486,025)   (130,302)
   (Increase) decrease in prepaid expenses
     and other assets                             93,810     241,198    (324,510)
   Increase in deferred income taxes            (444,200)   (301,800)   (118,000)
   Increase (decrease) in accounts payable      (932,567)    353,477     342,857
   Increase (decrease) in accrued payroll
     and related expenses                         (7,319)     76,837      41,624
   Increase (decrease) in accrued expenses
     and other liabilities                       253,039     654,667    (102,781)
        Net cash (used) provided by
        operating activities                    (762,123)   (627,047)    292,582

Cash flows from investing activities:

   Proceeds from sale of property and
     equipment                                     3,787       8,916        -
   Capital expenditures                         (430,200)   (466,345)   (247,568)
   Investment in joint ventures                     -           -       (154,258)
   Payment for purchase of Novest (net of
     cash acquired)                                 -           -       (715,027)
   Payment for purchase of Super Glue (net
     of cash acquired)                              -     (2,165,420)       -
        Net cash used in investing
        activities                              (426,413) (2,622,849) (1,116,853)

Cash flows from financing activities:

   Principal payments on long-term debt         (184,599)   (175,593)    (58,045)
   Borrowings of debt                            250,000   1,000,000        -
   Principal payments on obligations
     under capital lease                          (5,400)   (157,399)   (160,233)
   Borrowings on line of credit                7,858,000   8,989,014   4,937,000
   Payments on line of credit                 (7,216,000) (6,429,014) (3,982,000)
   Notes receivable from directors              (484,500)       -           -
   Issuance of common stock                      866,594     127,628      53,132
        Net cash provided by
        financing activities                   1,084,095   3,354,636     789,854

Net increase (decrease) in cash                 (104,441)    104,740     (34,417)

Cash at beginning of year                        223,674     118,934     153,351

Cash at end of year                           $  119,233     223,674     118,934

See accompanying notes to consolidated financial statements.

                           PACER TECHNOLOGY AND SUBSIDIARIES
                        Notes to Consolidated Financial Statements

                         Years ended June 30, 1995, 1994 and 1993

(1)  The Company and Summary of Significant Accounting Policies

The Company
Pacer Technology ("Pacer") is a vertically integrated manufacturer, formulator and packager of adhesives, sealants and other related products used in hobby, cosmetic, industrial, automotive aftermarket, consumer and private label applications. Pacer produces nearly all of the plastic containers used to package their adhesives and also produces plastic containers for other customers.

Principles of Consolidation
The consolidated financial statements include the accounts of Pacer and its subsidiaries, Pacer Tech Limited ("Pacer Tech") and Recap Limited ("Recap"). Pacer Tech was formed in 1986 to conduct business operations as a distributor of adhesives in the United Kingdom. Recap was formed in 1992 to record Pacer's one-third interest in Future Fuel Limited ("Future Fuel"), a general partnership which marketed and distributed fuel oil technology products in the United States, Canada and Mexico (see note 6).

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Equipment and leasehold improvements acquired under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease.

Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Equipment and leasehold improvements acquired under capital leases are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Cost in Excess of Net Assets of Businesses Acquired
Cost in excess of net assets of businesses acquired are amortized on the straight-line method over a 14-year life. Pacer assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operation.

Other Assets
Included in other assets are certain costs that are being amortized over the estimated useful lives of the respective assets (from 3 to 20 years) using the straight-line method.

Income Per Common Share and Common Share Equivalent
Income per common share and common share equivalent is computed based on the weighted average number of common shares outstanding and common equivalent shares from the dilutive effect of outstanding stock options and warrants. Fully diluted income per share approximates primary income per share.

Income Taxes
Effective July 1, 1993, Pacer prospectively adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see note 10). The adoption of the provisions of Statement 109 did not have a material impact on the financial statements of Pacer.

Prior to July 1, 1993, the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of income. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.

Foreign Currency Translation
Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are immaterial, as are gains and losses included in income.

Research and Development
Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $364,646, $307,409 and $272,053 in 1995, 1994 and 1993, respectively.

Product Warranties
Pacer provides warranties for certain of its products for periods generally ranging from 6 to 12 months. Estimated warranty costs are recognized at the time of the sale.

Statement of Cash Flows
For purposes of reporting cash flows, cash includes cash at banks and petty cash on hand. Net cash provided by operating activities includes interest paid of $498,289, $207,859 and $59,413 for the years ended June 30, 1995, 1994 and 1993, respectively.

Income taxes paid amounted to $96,250, $107,000 and $159,943 for the years ended June 30, 1995, 1994 and 1993, respectively. Noncash financing activities consisted of common stock issued in connection with the Super Glue Corporation and Novest, Inc. acquisitions (note 5) of $1,195,505 and $294,279 for the years ended June 30, 1994 and 1993, respectively.

(2)  Notes Receivable

During fiscal year 1995, the Company permitted two customers to convert trade receivable balances to term notes. Both notes are payable in monthly installments of principal and interest and mature on July 26, 1996 and August 15, 1997, respectively. The notes bear interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

(3)  Inventories

Inventories are summarized as follows:              1995            1994

   Raw materials                                $2,610,386       2,503,552
   Work-in-process                                 417,064         551,030
   Finished goods                                2,480,679       1,446,757
                                                $5,508,129      $4,501,339

(4)  Equipment and Leasehold Improvements

Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:


                                   Lives
                                 in years           1995            1994

   Shop equipment                   5-10        $3,331,934       3,280,209
   Office furniture and equipment    5-7           519,827         454,466
   Leasehold improvements             10           825,170         761,971
   Transportation equipment            3            83,068          67,192
   Construction in progress                         95,791           8,056
                                                $4,855,790       4,571,894
Less accumulated depreciation
   and amortization                             (3,240,021)     (2,905,642)
                                                $1,615,769       1,666,252

(5)  Acquisitions

On August 1, 1992, Pacer acquired Novest, Inc. ("Novest"), a privately-held corporation, by means of a purchase of all of Novest's outstanding stock. Novest manufactured adhesive and sealant products for use in the automotive aftermarket. The total purchase price was $1,056,416 (including acquisition costs of $59,637). Pacer financed the acquisition through cash of $602,500 and 254,511 shares of Pacer common stock valued at $294,279, and a $100,000 cash payment for a covenant not to compete.

The acquisition of Novest has been accounted for as a purchase and, accordingly, the results of Novest's operations for the 11 months ended June 30, 1993 are included in Pacer's consolidated statements of operations for the year then ended. The excess of cost over the fair value of net assets acquired was $490,807, and is being amortized on a straight-line basis over 14 years. Amortization expense charged to operations during the years ended June 30, 1995, 1994 and 1993 was $35,058, $35,057 and $32,136 respectively.

Supplementary information related to the acquisition of Novest for the June 30, 1993 consolidated statement of cash flows is as follows:

                                                    1993

   Assets acquired                              $ 1,168,771
   Liabilities assumed                             (171,992)
   Common stock issued                             (294,279)

     Cash paid to sellers                           702,500

   Fees and expenses                                 59,637
   Less cash acquired                               (47,110)

     Net cash paid                              $   715,027


Pacer purchased the assets of Mexlonic (formerly Super Glue Corporation ("Super Glue")), a manufacturer and packager of adhesive products. The bankruptcy court allowed Pacer to assume full managerial, operational and financial control over Super Glue's operations until the bankruptcy court approved the agreement. The agreement was confirmed and the transaction was completed on October 15, 1993.

Pursuant to the agreement, Pacer acquired certain assets and assumed certain liabilities of Super Glue. The purchase price totaled $3,582,350 and consists of the following amounts incurred by Pacer:

   Cash                                         $2,073,859
   Pacer common stock                            1,195,505
   Transaction costs                               312,986

                                                $3,582,350

The acquisition has been accounted for as a purchase and accordingly, the results of Super Glue's operations for the 8 1/2 months ended June 30, 1994 are included in Pacer's consolidated statements of operations for the year then ended. The excess of cost over the fair market value of net assets acquired was $1,866,960 and is being amortized on a straight-line basis over 14 years. Amortization expense charged to operations during the years ended June 30, 1995 and 1994 was $133,354 and $94,459.

Supplementary information related to the acquisition of Super Glue for the June 30, 1994 consolidated statement of cash flows is as follows:

   Assets acquired                              $ 4,254,032
   Liabilities assumed                             (984,668)
   Common stock issued                           (1,195,505)

     Cash paid to sellers                         2,073,859

   Fees and expenses                                207,207
   Less cash acquired                              (115,646)

     Net cash paid                              $ 2,165,420

The following represents the unaudited pro forma results of operations as if the acquisition of Super Glue had occurred at July 1, 1992, after consideration for certain adjustments including the amortization of cost in excess of net assets acquired and interest expense:
                                                    1994         1993

   Net sales                                    $22,112,174   21,239,670

   Income (loss) before extraordinary item      $    46,735     (630,479)

   Net income (loss)                            $    46,735     (630,479)

   Earnings (loss) per share                    $      0.00        (0.04)

All pro forma information presented above is in response to applicable accounting rules relating to business acquisitions. This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results due to extensive changes being made in the organization, facilities, personnel and other costs of the acquired company.

(6) Other Assets

Other assets (net of amortization) consists of the following:

                                                  1995         1994

   Covenant not to compete, net (note 5)      $   41,667        61,667
   Patents and trademarks, net                     8,986        10,186
   Other                                           1,091         1,092
                                              $   51,744        72,945

On March 16, 1992, Pacer acquired a one-third interest in Future Fuel, as described in Note 1. Summarized financial information of Future Fuel as of and for the years ended June 30, 1995, 1994 and 1993 is as follows:

                                                   1995         1994         1993
   Assets                                     $   122,324      115,834      115,834
   Liabilities                                    120,276      113,786      113,786
   Partners' equity                           $     2,048        2,048        2,048

   Revenues                                   $      -            -        (208,212)
   Costs and expenses                                -            -        (386,862)

   Net loss                                          -            -        (595,074)

   Pacer's one-third share of net loss        $      -            -        (198,358)

Future Fuel has not met management's expectations and is currently winding down to dissolution. All unsold inventory was returned to the manufacturer during 1993. The expected total losses have been summarized and the partners have been advised of additional capital requirements. Pacer does not anticipate and has not recognized losses in connection with the dissolution since the year ended June 30, 1993, when an additional loss of $108,769 was recognized.

(7)  Line of Credit and Long-Term Debt

At June 30, 1994, Pacer had a line of credit agreement providing for maximum borrowings of $4,000,000. The line of credit was cross-collateralized by trade accounts receivable, inventory, and certain equipment. On August 1, 1994, Pacer revised its line of credit agreement to increase the maximum borrowings to $5,250,000. The revised line of credit bears interest at the bank's prime (9% at June 30, 1995) plus 1% and is payable on demand. In connection with this revision, Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 1.5% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $233,333 at June 30, 1995.

Total borrowings on the line of credit amounted to $4,157,000 and $3,515,000 at June 30, 1995 and 1994 respectively.

The line of credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on all dividends. Pacer was in compliance with all debt covenants at June 30, 1995.

Pacer also has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2%. Total principal outstanding on this credit facility was $727,364 as of June 30, 1995. All borrowings are secured by certain assets of Pacer.

Long-term debt consists of the following:           1995           1994
   Note payable at prime plus 2.0%, secured
   by certain assets, due in monthly
   installments of principal plus interest.       $727,364        895,295

   Note payable at prime plus 1.50%, secured
   by certain equipment, due in 60 monthly
   installments of $4,167 plus interest,
   through February 2000.                          233,333           -

   Less current installments                      (225,672)      (175,276)
                                                  $735,025        720,019

The amount of long-term debt maturing in each of the next five years is as follows:

              Year ending June 30,
                      1996                        $225,672
                      1997                         244,865
                      1998                         262,866
                      1999                         193,961
                      2000                          33,333
                                                  $960,697

(8)  Lease Obligations

Pacer leases a building for its office and manufacturing operations under an operating lease expiring in June 1999. Pacer also leases certain manufacturing and office equipment under operating lease agreements. Future minimum lease payments under noncancelable operating leases as of June 30, 1995 are as follows:

                                                                Operating
              Year ending June 30,                               Leases

                   1996                                        $  368,790
                   1997                                           377,479
                   1998                                           332,896
                   1999                                           327,906
                   2000                                            12,462
                Thereafter                                           -
         Minimum future lease payments                         $1,419,533


Rent expense was $244,266, $241,563, and $297,007 in 1995, 1994 and 1993,
respectively.

( 9)  Major Customers and Export Sales

Pacer did not have net sales to any individual customer greater than 10% of net sales in 1995. The Company had net sales to one customer representing approximately 10.1% of net sales in 1994 and had net sales to two customers representing approximately 14.5% and 13.1% of net sales in 1993.

Pacer had export sales representing 16%, 16% and 19% of net sales in 1995, 1994 and 1993, respectively.




(10)  Income Taxes

As discussed in Note 1, Pacer prospectively adopted Statement 109 as of July 1, 1993. The cumulative effect of this change did not have a material effect on the 1994 consolidated financial statements.

Income tax expense consists of:

                                           1995       1994       1993
   Federal:
          Current                      $ 206,250     234,700    118,000
          Deferred                      (383,800)   (240,400)  (118,000)
          Charges in lieu of taxes          -           -       220,000
                                        (177,550)     (5,700)   220,000
   State:
          Current                         60,400      80,700     67,000
          Deferred                      ( 60,400)    (15,000)    (1,000)

                                       $(177,550)     60,000    286,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1995 and 1994 are presented below:

Current deferred tax assets:                          1995       1994

          Allowance for doubtful accounts           $160,320    143,390
          Inventory                                  392,285    227,934
          Prepaid expenses                            30,964    (45,979)
          Vacation                                    38,553     38,980
          Warranty                                    22,934     21,291
          Advertising                                 59,964     74,021
          Other accruals                             120,346    100,828

                                                     825,366    560,465

          Less valuation allowance                      -      (170,400)
            Net current deferred tax assets         $825,366    390,065

Non-current deferred tax assets:
          Depreciation                              $ 38,634     29,735

The valuation allowance at June 30, 1994 represents potential tax credit carryforwards of which the ultimate utilization was uncertain in 1994.

The total income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34%) for 1995, 1994 and 1993 as follows:

                                                 1995        1994      1993

   Expected income tax provision (benefit)    $(163,375)   169,503   221,604
   Non-deductible expenses                       37,000     18,546    22,350
   State income tax, net of
     Federal income tax benefit                  39,000     43,351    42,046
   Effect of foreign operations                  80,225       -         -
   Change in balance of valuation allowance    (170,400)  (155,500)     -
   Other                                           -      ( 15,900)

                                              $(177,550)    60,000   286,000

(11) Stockholders' Equity

Notes Receivable from Directors
On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) plus simple interest of 7.8% per annum payable to Pacer Technology. On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 27, 1998 and October 19, 1998, respectively; subject to the provisions regarding prepayment noted below.

Each Note is secured by 100,000 and 485,000 shares, respectively, of the Company's common stock as provided in a Security Agreement between the Company and each Director.

Each Director may sell the shares securing the Note in whole or in part, without penalty, provided that the proceeds of sale are applied to pre-pay the Note.
The amount of each prepayment shall be applied as follows:

(a) first, to interest accrued on the Note with respect to the shares sold, to the date of sale;

(b) second, to the outstanding principal on the Note in the amount of $0.584375 and $0.6375 per share sold, respectively; and

(c)       third, to the seller or his designee.

If all principal and accrued interest on the Note is not paid in full on or before September 27, 1998 and October 19, 1998, respectively, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Director.

Common Stock
During the year ended June 30, 1994, Pacer adopted a stock incentive plan which awards employees for years of service. Under this plan, 500 shares of Pacer stock are granted to each employee for every five years of service. The shares are restricted for two years after the grant date. During 1995, Pacer awarded 12,000 shares to employees for past service and recorded compensation expense of $9,960.

Stock Option and Incentive Stock Option Plans
During the year ended June 30, 1995, Pacer adopted the 1994 Stock Option Plan to provide a means whereby key employees and directors of the Company may be given an opportunity to purchase the common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

Under the 1994 Stock Option Plan, options to purchase up to an aggregate of 2,000,000 shares of Pacer Technology common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the date such option is granted. The exercise period for the options shall not exceed ten years from date of grant and options granted will vest immediately.

During the year ended June 30, 1995, Pacer adopted the 1994 Incentive Stock Option Plan to provide a means whereby key employees of the Company may be given an opportunity to purchase the common stock of the Company at the discretion of the Board of Directors pursuant to options that will qualify as "incentive stock options" under Section 422 of the Internal Revenue Service Code.

Under the 1994 Incentive Stock Option Plan, options to purchase up to an aggregate of 2,000,000 shares of Pacer Technology common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the date such option is granted. In the event such option is granted to an employee who, at the time the option is granted, owns common stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of the option shall be no less than 110% of the fair market value. The exercise period for the options shall not exceed ten years. The option agreement may provide (a) that the right to exercise the option in whole or in part shall not accrue until a certain date or the occurrence of an event; (b) that the right to exercise the option shall accrue over time in accordance with a vesting schedule; or (c) that such accrual shall be accelerated upon the occurrence of certain specified event(s).

Pacer had 4,800,000 shares of common stock reserved for non-qualified and qualified incentive stock options under the Company's 1982 Stock Option Plan and the 1982 Incentive Stock Option Plan. These Plans expired in 1992, and no options were granted under these plans thereafter.

Under the 1982 Stock Option Plan, options to purchase up to an aggregate of 1,800,000 shares of common stock could be granted to both directors and key employees. The purchase price was not normally less than the fair market value of the shares on the date the option was granted, and in no event was the purchase price less than 85% of the fair market value of the shares on the date the option was granted. The exercise period for an option could not exceed ten years, and options granted vested immediately.


Under the 1982 Incentive Stock Option Plan, options to purchase an aggregate of 3,000,000 shares of common stock could be granted to key employees of Pacer. The purchase price was not less than the fair market value of the shares on the date the option was granted. These options generally expired in ten years and vested immediately.

Other Options Granted
In 1995, Pacer granted an option to a key employee to purchase 100,000 shares of Pacer's common stock. The exercise price of $1.07 was equal to the fair market value of the common stock on the date of grant. The options expire in ten years and require a two year holding period.

A summary of transactions under the stock option plans is as follows:

                                      1982 Stock Option Plan & ISOP


                                 Options                Outstanding Options
                                Available               Exercise  Aggregate
                                for Grant   Shares       Price      Value
   Balances at June 30, 1992      288,750  3,330,450   $0.19-1.00  1,597,411
     Options granted             (100,000)   100,000         1.06    106,000
     Options exercised               -      (133,500)   0.38-0.47    (53,132)
     Options expired             (188,750)      -           -           -

   Balances at June 30, 1993        -      3,296,950   $0.19-1.06  1,650,279
     Options exercised              -       (168,750)   0.38-0.68    (99,896)
     Options cancelled              -        (10,000)        1.00    (10,000)

   Balances at June 30, 1994        -      3,118,200   $0.19-1.06  1,540,383
     Options authorized             -           -           -            -
     Options granted                -           -           -            -
     Options exercised              -       (881,700)   0.38-0.58   (528,361)
     Options expired                -       (685,000)   0.38-0.64   (374,987)
     Options cancelled              -           -           -           -
   Balance at June 30, 1995         -      1,551,500   $0.19-1.06    637,035

                                         Other Stock Option Plan


                                Options                 Outstanding Options
                               Available                Exercise  Aggregate
                               for Grant     Shares      Price      Value
   Balances at June 30, 1993        -            -          -           -
     Options authorized        1,000,000         -          -           -
     Options granted          (1,000,000)   1,000,000  $     1.00  1,000,000

   Balances at June 30, 1994        -       1,000,000  $     1.00  1,000,000
     Options authorized          100,000         -          -           -
     Options granted            (100,000)     100,000        1.08    107,800
     Options exercised              -            -          -           -
     Options expired                -            -          -           -
     Options cancelled              -            -          -           -
   Balance at June 30, 1995         -       1,100,000  $     1.08  1,107,800



                                         1994 SOP & ISOP


                                Options                 Outstanding Options
                               Available                Exercise  Aggregate
                               for Grant     Shares      Price      Value
   Balances at June 30, 1994        -            -     $    -           -
     Options authorized        4,000,000         -          -           -
     Options granted          (3,600,000)   3,600,000   0.72-1.00  3,376,000
     Options exercised              -            -          -           -
     Options expired                -            -          -           -
     Options cancelled              -            -          -           -
   Balance at June 30, 1995      400,000    3,600,000  $0.72-1.00  3,376,000


Director Warrants
Pacer has issued warrants to Directors for the purchase of common stock as follows:

                                                        Exercise  Aggregate
                                            Warrants     Price      Value
   Balance at June 30, 1992 and 1993        1,900,000  $0.32-0.50  777,000
     Warrants exercised                       (40,100)       0.32  (12,732)

   Balance at June 30, 1994                 1,859,900  $0.32-0.50  764,268
     Warrants exercised                      (760,900)  0.32-0.50 (328,273)
     Warrants expired                        (475,000) $0.32-0.50 (237,875)

   Balance at June 30, 1995                   624,000  $     0.32  198,120

The warrants are exercisable at issuance and all expire in fiscal year 1996.


(12) 401(k) Plan

Pacer adopted a 401(k) plan effective February 1, 1991 covering all employees of Pacer who were full-time employees as of February 1, 1991 and who elected to participate in the plan.

Participants may make contributions to the plan on a pre-tax basis from 2% to 16% of their annual compensation. Pacer contributions, when made, will match 25% of employee contributions up to 4% of salaries paid. Pacer contributions are accrued as participant contributions are withheld, and participants become fully vested in Pacer contributions after six years of service.

Plan expense for the years ended June 30, 1995, 1994 and 1993 was $21,389, $28,156 and $16,140, respectively.

(13) Related Party Transactions
The Company has made loans to certain directors which are evidenced by promissory notes and secured by shares of common stock. The loans have maturities of 4 years. As of June 30, 1995, the outstanding principal amount on the notes was $484,500 and is included in stockholders' equity. (Note 11)
(14) Commitments and Contingencies Pacer has entered into sales agreements in the ordinary course of business which include pricing terms, renewability clauses, guaranteed minimum purchase quantities and provisions which convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on Pacer's financial position or results of operations.

During fiscal year 1995, Pacer extended an employment contract with a member of management. Among other things, the contract provides for a specified continuation of salary payments for termination without cause and includes certain agreements not to compete.

(15) Fourth Quarter Adjustment
Pacer took a one time charge against cost of sales of approximately $450,000 during the fourth quarter of fiscal year 1995 for the phaseout of unprofitable product lines.

                                         PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of the directors and executive officers of the Company is incorporated by reference from the "Election of Directors--Nominees and executive officers" sections of the Company's definitive Proxy Statement dated September 11, 1995 to be mailed to shareholders in connection with the 1995 Annual Shareholders Meeting and filed with the Securities and Exchange commission on or about September 11, 1995 (the "Proxy Statement"), found on pages 4-5 thereof.


Item 10. Executive Compensation

Incorporated by reference from the "Election of Directors--Executive Compensation" section of the Proxy Statement, found on pages 6-7 thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the "General Information--Share Ownership of Management" section of the Proxy Statement, found on pages 2-3 thereof.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the "Certain Transactions" section of the Proxy Statement, found on pages 7-8 thereof.

Item 13. Exhibits and Reports on Form 8-K

(a)  Following is a list of the exhibits filed with this Form 10-KSB.

     Exhibit  3.1   Articles of Incorporation (4)

     Exhibit  3.2   By-laws (4)

     Exhibit 10.3   Employment agreement dated November 21,
                    1989 between the Company and James Munn. (1)

     Exhibit 10.4 Warrants issued to directors in fiscal year ended June 30, 1987. (3)

     Exhibit 10.5 Lease Agreement on new facilities in Rancho Cucamonga, California, dated March 1, 1988. (2)

     Exhibit 10.6   Agreement To Extend Term of Executive Employment
                    Agreement

     Exhibit 22     Subsidiaries of Registrant

     Exhibit 24     Consent of Independent Auditors


(b)  Non-Applicable

- ---------------------------------

1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1990.
2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1988.
3) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1987.
4) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

Signatures

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PACER TECHNOLOGY


                         /s/James T. Munn
                         James T. Munn, President

                         Date:  August 28, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date


/s/James T. Munn           President/           August 28, 1995
James T. Munn              Chief Executive
                           Officer/Director

/s/Roberto J. Cavazos Jr.  Chief Financial      August 28, 1995
Roberto J. Cavazos, Jr.    Officer


/s/John G. Hockin, II      Chairman of          August 28, 1995
John G. Hockin, II         the Board and
                           Director

/s/Devere W. McGuffin, II  Secretary and        August 28, 1995
DeVere W. McGuffin, II     Director


/s/Joe F. Brock            Director             August 28, 1995
Joe F. Brock


/s/Carl Hathaway           Director             August 28, 1995
Carl Hathaway

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PACER TECHNOLOGY



                                /s/ James T. Munn

                                James T. Munn, President


                                Date:  August 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title       Date

/s/ James T. Munn             President/                       August 28, 1995
James T. Munn                 Chief Executive
                              Officer/Director

/s/ Roberto J. Cavazos, Jr.   Chief Financial                  August 28, 1995
Robert J. Cavazos,Jr.         Officer

/s/ John G. Hockin II         Chairman of the                  August 28, 1995
John G. Hockin II             Board and
                              Director

/s/Devere W. McGuffin         Secretary and                    August 28, 1995
DeVere W. McGuffin            Director


/s/ Joe F. Brock              Director                         August 28, 1995
Joe F. Brock


/s/ Carl Hathaway             Director                         August 28, 1995
Carl Hathaway

                                     INDEX TO EXHIBITS

                                                              Sequentially
                                                                Numbered
  Number                    Name                                 Page

Exhibit  3.1     Articles of Incorporation (4)                     -

Exhibit  3.2     By-laws (4)                                       -

Exhibit 10.3     Employment agreement dated November 21, 1989
                 between the Company and James Munn. (1)           -

Exhibit 10.4     Warrants issued to directors in fiscal
                 year ended June 30, 1987. (3)                     -

Exhibit 10.5     Lease Agreement on new facilities in
                 Rancho Cucamonga, California, dated
                 March 1, 1988. (2)                                -

Exhibit 10.6     Agreement To Extend Term of Executive
                 Employment Agreement                             (27)

Exhibit 22       Subsidiaries of Registrant                          (28)

Exhibit 24       Consent of Independent Auditors                     (29)



- -------------------------------

1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1990.
2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1988.
3) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1987.
4) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

EXHIBIT 10.6


                                 AGREEMENT TO EXTEND TERM

                                            of

                              EXECUTIVE EMPLOYMENT AGREEMENT


         IT IS HEREBY AGREED by and between PACER TECHNOLOGY, a California Corporation
("Employer") and JAMES T. MUNN ("Employee") that the Executive Employment Agreement ("Employment Agreement") between Employer and Employee effective by its terms October 29, 1989 (a copy of which is attached hereto as Exhibit "A") shall be amended and modified as follows:

         1. EXTENSION OF TERM OF EMPLOYMENT: The term of employment under the Employment Agreement shall be extended uninterruptedly for a period of two (2) years commencing November 1, 1994 and terminating October 31, 1996 ("Extension Term").

         2. COMPENSATION DURING EXTENSION TERM: During the Extension Term, Employee shall receive a salary of $21,750.00 per month on a schedule mutually agreed upon between Employer and Employee.

         3. OPTION TO PURCHASE STOCK: In conformance with the "Pacer Technology 1994 Incentive Stock Option Plan", Employee will receive stock options to purchase Employer's stock under terms and conditions set forth in a single separate agreement entitled "Incentive Stock Option Agreement", a true, correct and complete copy of which is attached hereto as Exhibit "B".

         4. EFFECTIVE DATE: Regardless of the dates set forth at the signatures hereto, this Agreement shall be effective from and after November 1, 1994.
         5. NO OTHER CHANGES: Except for the modification and amendments set forth herein, all terms and conditions of the Employment Agreement shall remain unchanged and in full force and effect throughout the Extension Term.


                                   Execution by Employer


Date:  April 12, 1995                               PACER TECHNOLOGY



                                                    By: /s/ John G. Hockin II
                                                        JOHN G. HOCKIN, II,
                                                        Chairman of the Board



                                   Execution by Employee


Date:  April 12, 1995                                   /s/ James T. Munn
                                                        JAMES T. MUNN

EXHIBIT 22


                             SUBSIDIARIES OF PACER TECHNOLOGY

         1.  Pacer Tech Ltd.
             A United Kingdom Corporation - 100% owned


         2.  RECAP, LTD.
             A California Corporation - 100% owned

EXHIBIT 24



                          Consent of Independent Auditors


The Board of Directors and Stockholders
Pacer Technology:

We consent to the use of our reports (incorporated herein by reference) and to the reference to our firm under the heading "Experts" in the prospectus.



                                                    /s/ KPMG Peat Marwick LLP

Ontario, California
July 28, 1995
















































                                        29
August 28, 1995



NASDAQ
National Association of
Securities Dealers Inc.
1735 "K" Street, N.W.
Washington DC 20006

Ref:  Form 10-KSB for the period ended June 30, 1995;
      Commission File No. 0-8864

Herewith for filing are three (3) conformed copies of Form 10-KSB for Pacer Technology for the period ended June 30, 1995.

Please date stamp the enclosed copy of this letter "Received" and return same to the undersigned in the envelope provided.

Sincerely,

PACER TECHNOLOGY



R.J. Cavazos, Jr.
Chief Financial Officer

RJC/hk
encls.