Form 10KSB/A
period 1995-06-30
PACER TECHNOLOGY
filed 1995-09-22
CIK 275866

Securities and Exchange Commission
Washington,  D.C.  20549

Gentlemen:

The herewith attached form EX-27 is an amendment to 10-KSB for period ended Jun. 30, 1995.


Sincerely,

Pacer Technology

ROBERTO J. CAVAZOS JR.

Roberto J. Cavazos Jr.
Chief Financial Officer