Form 10QSB
period 1995-09-30
PACER TECHNOLOGY
filed 1995-11-15
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549

                            FORM 10-QSB



    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
    September 30, 1995.


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


                            909-987-0550
                    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [XXX]  NO[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of September 30, 1995 were 14,633,975.

                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                     September 30,  June 30,
                                                         1995         1995
                                                      (Unaudited)  (Unaudited)
CURRENT ASSETS:
 Cash                                                 $   212,796     119,233
 Trade receivables, less allowance for doubtful
    accounts of $396,402 and $399,801 respectively
    (note 2)                                            4,435,523   3,845,991
 Other receivables                                        176,215     125,365
 Notes receivable - Current (note 2)                      238,153     232,655
 Inventories (note 3)                                   4,522,273   5,508,129
 Prepaid expenses                                         183,307     138,016
 Deferred income taxes                                    825,366     825,366
    Total current assets                               10,593,633  10,794,755

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   4,881,455   4,855,790
 Accumulated depreciation & amortization               (3,352,317) (3,240,021)
 Total Equipment & Leasehold
   Improvements                                         1,529,138   1,615,769
 Notes Receivable - Long-term                              57,556     100,039
 Deferred income taxes                                     38,634      38,634
 Cost in excess of net assets of businesses
   acquired, net                                        1,985,599   2,027,702
 Other Assets                                              46,444      51,744
   Total Assets                                       $14,251,005  14,628,643

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (Note 4)                             $ 3,438,000   4,157,000
 Current installments of long-term debt                   225,672     225,672
 Accounts payable                                       1,840,971   1,767,102
 Accrued payroll and related expenses                     255,281     256,239
 Other accrued expenses                                 1,218,044   1,197,635

   Total Current Liabilities                            6,977,968   7,603,648

 Long-term debt, excluding current
   installments (Note 4)                                  679,554     735,025
   Total Current Liabilities                            7,657,522   8,338,673

STOCKHOLDERS' EQUITY:
 Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 14,633,975 shares
    at Sept 30, 1995; 14,403,975 shares at June 30,
    1995.                                               7,896,182   7,844,535
 Accumulated deficit                                     (818,200) (1,070,065)
 Notes receivable from directors (note 4)                (484,500)   (484,500)
     Total stockholders' equity                         6,593,483   6,289,970


                                                      $14,251,005  14,628,643


Note:The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

               PACER TECHNOLOGY & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three-Months Ended
                                                           September 30,
                                                          1995        1994
                                                      (Unaudited) (Unaudited)

    NET SALES                                          5,975,028   5,752,302
    COST OF SALES                                      4,087,428   3,633,308

      Gross Profit                                     1,887,600   2,118,994

    SELLING, GENERAL & ADMINISTRATIVE EXPENSES         1,415,042   1,708,988

      Operating Income                                   472,559     410,006

    OTHER (INCOME) EXPENSE:

      Interest expense                                   112,237     118,052
      Other, net                                           1,455      23,858

    Income from continuing operations before
      income taxes and extraordinary item                358,866     268,096

    Income Taxes                                         107,000      68,375

    INCOME BEFORE EXTRAORDINARY ITEM                     251,866     199,721

    EXTRAORDINARY ITEM - REDUCTION OF FEDERAL
    INCOME TAX RESULTING FROM UTILIZATION
    OF NET OPERATING LOSS CARRYFORWARDS                    -            -

    NET INCOME                                       $   251,866     199,721

    NET INCOME PER COMMON SHARE AND COMMON
      SHARE EQUIVALENT (ROUNDED TO $0.01)            $      0.02        0.01

    Weighted average common shares
      and common share equivalents outstanding:       14,854,118  15,800,912




    See accompanying notes to consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three-Months Ended
                                                         September 30,
                                                      1995         1994
                                                  (Unaudited)  (Unaudited)
NET INCOME (LOSS)                                   $251,866      199,721
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                     115,552      115,842
    Amortization of other assets                      47,402       47,403
    (Gain) loss on sale or disposition
      of property and equipment                        1,410       (1,000)
    Increase (decrease) provision for
      doubtful accounts                               (3,399)       5,453
    Increase in trade accounts receivable           (586,133)    (116,395)
    Increase in other receivables                    (50,850)    (118,683)
    Decrease in notes receivables                     36,985         -
    (Increase) decrease in inventories               985,856   (1,007,529)
    Increase in prepaid expenses and
      other assets                                   (45,291)    (224,056)
    Increase in accounts payable                      73,869      279,537
    Decrease in accrued payroll and related
      expenses                                          (958)     (11,632)
    Increase (decrease) in accrued expenses
      and other liabilities                           20,409     (228,374)

NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                       846,718   (1,059,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment        -           1,000
    Capital expenditures                             (30,331)    (141,999)

NET CASH USED IN INVESTING ACTIVITIES                (30,331)    (140,999)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt             (55,471)     (42,119)
    Increase (decrease) in notes payable
      to bank                                       (719,000)   1,066,000
    Issuance of common stock                          51,647        4,773

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES    (722,824)   1,028,654

Net increase (decrease) in cash                       93,563     (172,058)

Cash at beginning of year                            119,233      223,674

CASH AT END OF THREE-MONTH PERIOD                   $212,796       51,616





See accompanying notes to consolidated financial statements.

                   PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated financial statements for the three-months ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at September 30, 1995 and the results of operation for the period then ended have been made. All such adjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.


2.    NOTES RECEIVABLE:

      During fiscal year 1995, the Company permitted two customers to convert trade receivable balances to term notes. Both notes are payable in monthly installments of principal and interest and mature on July 26, 1996 and August 15, 1997, respectively. The notes bear interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.


3.    INVENTORIES:

      Inventories consisted of the following:

                                     September 30, 1995      June 30, 1995

      Finished goods                     $1,796,734           2,480,679
      Work in process                       431,004             417,064
      Raw materials                       2,294,535           2,610,386
                                         $4,522,273           5,508,129


4.    NOTES PAYABLE TO BANK:

      On August 1, 1994, Pacer revised its line of credit agreement to increase the maximum borrowings to $5,250,000. The revised line of credit bears interest at prime plus 1% and is payable on demand. In connection with this revision, Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 2% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $220,833 at September 30, 1995.

      Total borrowings on the line of credit amounted to $3,438,000 at September 30, 1995. Pacer also has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2.0%. Total principal outstanding on this credit facility was $684,393 as of September 30, 1995. All borrowings are secured by certain assets of Pacer.


5.    NOTES RECEIVABLE FROM DIRECTORS:

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

RESULTS OF OPERATIONS

Net sales for the quarter ended September 30, 1995 increased by $222,726, or 4% over the comparable quarter in fiscal year 1995. Domestic sales of the Company's cosmetic/nail care products and a surge in sales in the U.S. and abroad of PRO SEAL adhesives and sealants for the automotive aftermarket were primarily responsible for the increased revenue.

Cost of sales for the quarter were $4,087,428, or 68% of sales. This represents an increase of $454,120, or 13% over the comparable quarter in fiscal year 1995. This rise was due to increased demand for a less favorable product mix, compounded by substantial raw material cost increases from suppliers. The increase in raw material costs was partially offset by reduced operating expenses resulting from the corporate realignment and product rationalization program undertaken by the Company during the fourth quarter of fiscal year 1995.

Selling, General & Administrative expenses for the quarter ended September 30, 1995 were $1,415,042, or 24% of sales. This represents a decrease of $293,946, or 17% over the comparable quarter in the prior year. The drop in expenditures was attributed to reduced spending in most areas including the effect of the corporate realignment implemented during the fourth quarter of fiscal year 1995. The decline in Selling, General & Administrative costs was further enhanced as the first quarter of fiscal year 1995 included significant charges for the redesign of packaging, labels and brochures for the Super Glue and PRO SEAL product lines.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of approximately $33,338 were recorded during the first quarter of fiscal year 1996. Management believes that the economies of scale to be realized from the consolidation of Super Glue's Hollis, New York facility into the Company's headquarters in California will enable the Super Glue product line to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the quarter ended September 30, 1995 were $113,692, or 2% of sales. This represents a decrease of $28,218, or 20% over the comparable quarter in the prior year. This change was primarily due to a decline in early payment discounts as more customers elected to utilize net payment terms.

The Company's effective tax rate for financial reporting purposes was approximately 30% for the first quarter of fiscal year 1996 as tax deferred assets were utilized to offset income tax liability.

                              LIQUIDITY AND CAPITAL RESOURCES:

Net cash generated by all activities during the first quarter of fiscal year 1996 was $93,563 compared to cash used of $172,058 during the comparable period in fiscal year 1995.

Cash provided by operating activities during the first quarter of fiscal year 1996 was $846,718 versus cash consumed of $1,059,713 during the comparable period in fiscal year 1995. Higher net income and a reduction in working capital levels were the main contributors to this change. An increase in accounts receivable prompted by higher volume was offset by a planned reduction in inventory stocking levels.
The increase in prepaid expenses during the first quarter of fiscal year
1996 was lower since prepayments to suppliers for capital equipment purchases were higher during the comparable period in the prior fiscal year. Accounts payable increased at a significantly lower rate than the same quarter of the prior fiscal year due to the inventory reduction program. A moderate increase in accrued expenses during the first quarter of fiscal year 1996 compared to a significant decrease in the same quarter last year due to a reduction in accrued selling expenses and income taxes payable.

Cash used in investing activities during the first quarter of fiscal year 1996 was $30,331 compared to $140,999 during the comparable period in fiscal year 1995. This decrease was primarily due to reduced capital expenditures during the first quarter of fiscal year 1996.

Cash consumed by financing activities during the first quarter of fiscal year 1996 was $722,824 versus cash provided of $1,028,654 in fiscal year 1995. This change was primarily due to lower borrowings resulting primarily from the Company's inventory reduction program and net income from operations.

The Company anticipates continued utilization of its line of credit primarily to finance working capital requirements throughout fiscal year 1996.



                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





November 14, 1995    /s/James T. Munn
                     James T. Munn
                     President/Chief Executive Officer






November 14, 1995    /s/Roberto J. Cavazos, Jr.
                     Roberto J. Cavazos, Jr.
                     Chief Financial Officer

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





November 14, 1995        JAMES T. MUNN
                     By: James T. Munn
                         President/Chief Executive Officer






November 14, 1995        ROBERTO J. CAVAZOS, JR.
                     By: Roberto J. Cavazos, Jr.
                         Chief Financial Officer