Form 10QSB
period 1995-12-31
PACER TECHNOLOGY
filed 1996-02-09
CIK 275866

February 08, 1996



Securities & Exchange Commission
Judicial Plaza
450 Fifth Street, N.W.
Washington DC 20549

Attention:  1934 Act filing desk

Reference: Form 10-QSB for the period ended
           December 31, 1995
           Commission File No. 0-8864


Pursuant to the requirements of the Securities and Exchange Act of 1934, we are transmitting herewith Form 10-QSB for Pacer Technology for period ended December 31, 1995.

Sincerely,

PACER TECHNOLOGY

/s/Roberto J. Cavazos, Jr.

Roberto J. Cavazos, Jr.
Chief Financial Officer

RJC/HK
encls.

                        SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      December 31, 1995.

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

Common stock, no par value, shares outstanding as of December 31, 1995 were 15,203,975.

                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                      December 31,  June 30,
                                                         1995         1995
                                                      (Unaudited)  (Unaudited)
CURRENT ASSETS:
 Cash                                                 $   108,057     119,233
 Trade receivables, less allowance for doubtful
    accounts of $384,861 and $399,801 respectively
    (note 2)                                            4,112,062   3,845,991
 Other receivables                                        178,139     125,365
 Notes receivable - Current (note 2)                      218,515     232,655
 Inventories (note 3)                                   3,997,142   5,508,129
 Prepaid expenses                                         140,092     138,016
 Deferred income taxes                                    825,366     825,366
    Total current assets                                9,579,372  10,794,755

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   4,895,368   4,855,790
 Accumulated depreciation & amortization               (3,464,394) (3,240,021)
 Equipment & Leasehold Improvements-net                 1,430,974   1,615,769
 Notes Receivable - Long-term (note 2)                     44,149     100,039
 Deferred income taxes                                     38,634      38,634
 Cost in excess of net assets of businesses
   acquired, net                                        1,943,496   2,027,702
 Other Assets                                              41,144      51,744
   Total Assets                                       $13,077,769  14,628,643

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                             $ 2,590,000   4,157,000
 Current installments of long-term debt                   225,672     225,672
 Accounts payable                                       1,419,556   1,767,102
 Accrued payroll and related expenses                     368,941     256,239
 Other accrued expenses                                 1,095,432   1,197,635

   Total Current Liabilities                            5,699,602   7,603,648

Long-term debt, excluding current
   installments (note 4)                                  622,901     735,025
   Total Current Liabilities                            6,322,503   8,338,673

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,203,975 shares
    at Dec 31, 1995; 14,403,975 shares at June 30,
    1995.                                               8,100,840   7,844,535
  Accumulated deficit                                    (716,106) (1,070,065)
  Notes receivable from directors (note 5)               (629,468)   (484,500)
     Total stockholders' equity                         6,755,266   6,289,970

     Total Liabilities & Stockholder's Equity         $13,077,769  14,628,643


Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.


                             PACER TECHNOLOGY & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                       Three-Months Ended            Six-Months Ended

                                           December 31,                 December 31,
                                        1995        1994             1995        1994
                                     (Unaudited) (Unaudited)      (Unaudited (Unaudited)

    NET SALES                       $ 5,007,074   4,561,086       10,982,102  10,313,388
    COST OF SALES                     3,346,312   3,141,406        7,433,740   6,774,714

      Gross Profit                    1,660,762   1,419,680        3,548,362   3,538,674

    SELLING, GENERAL &
      ADMINISTRATIVE EXPENSES         1,430,245   1,354,246        2,845,287   3,063,234

      Operating Income                  230,517      65,434          703,075     475,440

    OTHER (INCOME) EXPENSE:

      Interest expense                   91,391     120,312          203,628     238,364
      Other, net                         14,133      18,775           15,588      42,633


    Income (loss) from continuing
    operations before income
    taxes and extraordinary
    item                                124,993     (73,653)         483,859     194,443

    Income Taxes                         22,900     (16,875)         129,900      51,500

    NET INCOME (LOSS)               $   102,093     (56,778)         353,959     142,943

    NET INCOME PER COMMON
    SHARE AND COMMON SHARE
    EQUIVALENT (ROUNDED TO $0.01)   $      0.01       -                  .02         .01

    Weighted average common
      shares and common share
      equivalents outstanding:       16,206,496  16,301,253       16,206,496  16,301,253



    See accompanying notes to consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Six-Months Ended
                                                         December 31,
                                                      1995        1994
                                                  (Unaudited)  (Unaudited)
NET INCOME (LOSS)                                   $353,959      142,943
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                     233,109      228,540
    Amortization of other assets                      94,806       94,806
    (Gain) loss on sale or disposition
      of property and equipment                        1,360       (1,157)
    Increase (decrease) provision for
      doubtful accounts                              (14,940)      35,097
    (Increase) decrease in trade accounts
      receivable                                    (251,131)   1,261,935
    Increase in other receivables                    (52,774)     (50,336)
    Decrease in notes receivables                     70,030         -
    (Increase) decrease in inventories             1,510,987   (1,091,712)
    Increase in prepaid expenses and
      other assets                                    (2,076)    (237,522)
    Decrease in accounts payable                    (347,546)    (745,854)
    Increase in accrued payroll and related
      expenses                                       112,702       57,838
    Decrease in accrued expenses and other
      liabilities                                   (102,203)    (421,075)

NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                     1,606,285     (726,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment         (50)       1,157
    Capital expenditures                             (49,624)    (271,382)

NET CASH USED IN INVESTING ACTIVITIES                (49,674)    (270,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt            (112,124)     (84,254)
    Principal payments on obligations under
      capital lease                                     -          (5,400)
    Increase (decrease) in notes payable
      to bank                                     (1,567,000)     793,487
    Issuance of common stock                         111,337      242,273

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES  (1,567,787)     946,106

Net decrease in cash                                 (11,176)     (50,616)

Cash at beginning of year                            119,233      223,674

CASH AT END OF SIX-MONTH PERIOD                   $  108,057      173,058





See accompanying notes to consolidated financial statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated financial statements for the six-months ended December 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at December 31, 1995 and the results of operation for the period then ended have been made. All such adjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended December 31, 1995 are not necessarily indicative of the operating results for the full year.


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


3.    INVENTORIES:

      Inventories consisted of the following:

                                     December 31, 1995      June 30, 1995

      Finished goods                     $1,649,996           2,480,679
      Work in process                       316,449             417,064
      Raw materials                       2,030,697           2,610,386
                                         $3,997,142           5,508,129


4.    NOTES PAYABLE TO BANK:

      On August 1, 1994, Pacer revised its line of credit agreement to increase the maximum borrowings to $5,250,000. The revised line of credit bears interest at prime plus 1% and is payable on demand. In connection with this revision, Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 2% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $208,334 at December 31, 1995.

      Total borrowings on the line of credit amounted to $2,590,000 at December 31, 1995. Pacer also has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2.0%. Total principal outstanding on this credit facility was $640,239 as of December 31, 1995. All borrowings are secured by certain assets of Pacer.



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

      On September 11, 1995, one Director exercised options to purchase 100,000 shares of Pacer Technology common stock. The Director signed a secured promissory note for the principal sum of $24,000 plus simple interest of 7.015% per annum payable to Pacer Technology. On November 20, 1995, a Director exercised warrants to purchase 381,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $120,967.50, plus simple interest of 6.6939% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 11, 1999 and November 20, 1999, respectively; subject to the provisions regarding prepayment noted below.

      Each Note is secured by 100,000 and 381,000 shares, respectively, of the Company's common stock as provided in a Security Agreement between the Company and each Director.

      Each Director may sell the shares securing the Note in whole or in part, without penalty, provided that the proceeds of sale are applied to pre-pay the Note. The amount of each prepayment shall be applied as follows:

      (a) first, to interest accrued on the Note with respect to the shares sold, to the date of sale;

      (b) second, to the outstanding principal on the Note in the amount of $0.24 and $0.3175 per share sold, respectively; and

      (c)   third, to the seller or his designee.


      If all principal and accrued interest on the Note is not paid in full on or before September 11, 1999 and November 20, 1999, respectively, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Director.

RESULTS OF OPERATIONS

Net sales for the quarter ended December 31, 1995 increased by $445,988, or 10% over the comparable quarter in fiscal year 1995. A substantial rise in Super Glue sales primarily contributed to this increase.

Net sales for the six-month period ended December 31, 1995 increased by $668,714, or 6% over the comparable period in the prior year. A surge in U.S. sales and abroad of PRO SEAL adhesives and sealants for the automotive aftermarket and a rise in Super Glue sales were primarily responsible for the increased revenue.

Cost of sales for the quarter was $3,346,312, or 67% of sales. This represents an increase of $204,906, or 7% over the comparable quarter in fiscal year 1995. Cost of sales for the six-month period ended December 31, 1995 was $7,433,740, or 68% of sales. This represents an increase of $659,026, or 10% over the same period in the prior year. This rise was due to increased volume compounded by demand for a more unfavorable product mix. The increase in cost of sales was partially offset by reduced operating expenses resulting from the corporate realignment and product rationalization program undertaken by the Company during the fourth quarter of fiscal year 1995.

Selling, General & Administrative expenses for the quarter ended December 31, 1995 were $1,430,245, or 29% of sales. This represents an increase of $75,999, or 6% over the comparable quarter in the prior year. The growth in expenditures was attributed primarily to spending incurred to support increased sales. Selling, General & Administrative expenses for the six-month period ended December 31, 1995 were $2,845,287, or 26% of sales. This represents a decrease of $217,947, or 7% below the comparable period in fiscal year 1995. This decline in expenditures was mainly attributed to reduced spending in most areas resulting from the corporate realignment and product rationalization program implemented during the fourth quarter of fiscal year 1995. These reductions were partially offset by higher expenses to support increased sales volume.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of approximately $66,676 were recorded during the first six months of fiscal year 1996. Management believes that the economies of scale to be realized from the consolidation of Super Glue's Hollis, New York facility into the Company's headquarters in California will enable the Super Glue product line to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the quarter ended December 31, 1995 were $105,524, or 2% of sales. This represents a decrease of $33,563, or 24% below the comparable quarter in the prior year. This change was primarily due to a drop in interest expense resulting from both a reduction in long-term debt and reduced utilization of the Company's line of credit. The decline in bank borrowings was primarily attributed to a planned reduction in inventory levels.

The Company's effective tax rate for financial reporting purposes was approximately 27% for the first six months of fiscal year 1996, as it is anticipated tax deferred assets will be utilized to offset income tax liability for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash consumed by all activities during the first six months of fiscal year 1996 was $11,176 compared to $50,616 during the comparable period in fiscal year 1995.

Cash provided by operating activities during the first half of fiscal year 1996 was $1,606,285 versus cash consumed of $726,497 during the comparable period in fiscal year 1995. Higher net income and a reduction in working capital levels were the main contributors to this change. An increase in accounts receivable prompted by higher volume was offset by a planned reduction in inventory stocking levels. The increase in prepaid expenses during the first six months of fiscal year 1996 was lower since prepayments to suppliers for capital equipment purchases were below the level of prepayments during the comparable period in the prior fiscal year. Accounts payable decreased due to reduced spending resulting from the inventory reduction program implemented in the fourth quarter of fiscal year 1995. Accrued expenses decreased at a lower rate during the first six months of fiscal year 1996 compared to the same quarter last year primarily due to the timing of certain selling, general and administrative expenses.

Cash used in investing activities during the first six months of fiscal year 1996 was $49,674 compared to $270,225 during the comparable period in fiscal year 1995. This decrease was primarily due to reduced capital expenditures during fiscal year 1996.

Cash consumed by financing activities during the first half of fiscal year 1996 was $1,567,787 versus cash provided of $946,106 in fiscal year 1995. This change was primarily attributed to debt repayment on the Company's line of credit.

The Company anticipates continued utilization of its line of credit primarily to finance working capital requirements throughout fiscal year 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





February 08, 1996    /s/James T. Munn
                     James T. Munn
                     President/Chief Executive Officer






February 08, 1996    /s/Roberto J. Cavazos, Jr.
                     Roberto J. Cavazos, Jr.
                     Chief Financial Officer