Form 10QSB
period 1996-03-31
PACER TECHNOLOGY
filed 1996-05-13
CIK 275866

                        SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- ----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      March 31, 1996.

                                     OR

- ---- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from

      to                                                  ---------
         --------

      Commission file number 0-8864


                     PACER TECHNOLOGY
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
- -------------------------------------------------------------------


(State or other jurisdiction of   (IRS Employer Identification No.)
 incorporation or organization)

9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
- -------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
- -------------------------------------------------------------------
                    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES XXX NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of March 31, 1996 were 15,213,475.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS



                             ASSETS
                                                       March 31,    June 30,
                                                         1996         1995
                                                      (Unaudited) (Unaudited)
CURRENT ASSETS:
 Cash                                                 $    81,217     119,233
 Trade receivables, less allowance for doubtful
    accounts of $423,515 and $399,801 respectively
    (note 2)                                            3,979,091   3,845,991
 Other receivables                                        204,530     125,365
 Notes receivable - Current (note 2)                      179,976     232,655
 Inventories (note 3)                                   3,819,854   5,508,129
 Prepaid expenses                                         257,766     138,016
 Deferred income taxes                                    825,366     825,366
                                                       ----------  ----------
    Total current assets                                9,347,801  10,794,755

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   4,965,177   4,855,790
 Accumulated depreciation & amortization               (3,569,258) (3,240,021)
                                                       ----------  ----------
 Equipment & Leasehold Improvements-net                 1,395,919   1,615,769
 Notes Receivable - Long-term (note 2)                     39,600     100,039
 Deferred income taxes                                     38,634      38,634
 Cost in excess of net assets of businesses
   acquired, net                                        1,901,393   2,027,702
 Other Assets                                              35,844      51,744
                                                       ----------  ----------
   Total Assets                                       $12,759,191  14,628,643
                                                       ==========  ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                             $ 1,624,000   4,157,000
 Current installments of long-term debt                   225,672     225,672
 Accounts payable                                       1,792,191   1,767,102
 Accrued payroll and related expenses                     346,710     256,239
 Other accrued expenses                                 1,162,286   1,197,635
                                                       ----------  ----------
   Total Current Liabilities                            5,150,859   7,603,648

Long-term debt, excluding current
   installments (note 4)                                  564,823     735,025
                                                       ----------  ----------
   Total Liabilities                                    5,715,682   8,338,673

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,213,475 shares
    at Mar 31, 1996; 14,403,975 shares at June 30,
    1995.                                               8,107,455   7,844,535
  Accumulated deficit                                    (434,478) (1,070,065)
  Notes receivable from directors (note 5)               (629,468)   (484,500)
                                                       ----------  ----------
     Total stockholders' equity                         7,043,509   6,289,970
                                                       ----------  ----------
     Total Liabilities & Stockholder's Equity         $12,759,191  14,628,643
                                                       ==========  ==========

Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

                            PACER TECHNOLOGY & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS




                             Three-Months Ended           Nine-Months Ended
                                  March 31,                    March 31,
                               1996        1995             1996       1995
                           (Unaudited) (Unaudited)      (Unaudited) (Unaudited)
                           ----------  ----------       ----------  ----------
NET SALES                 $ 5,490,031   6,022,002       16,472,133  16,335,390

COST OF SALES               3,679,908   4,097,623       11,113,648  10,872,337
                           ----------  ----------       ----------  ----------
  Gross Profit              1,810,124   1,924,379        5,358,485   5,463,053

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES   1,361,315   1,603,525        4,206,602   4,666,759
                           ----------  ----------       ----------  ----------
  Operating Income            448,809     320,854        1,151,884     796,294

OTHER (INCOME) EXPENSE:

  Interest expense             62,470     115,128          266,098     353,492
  Other, net                    7,111      11,338           22,699      53,971
                           ----------  ----------       ----------  ----------

Income from continuing
operations before income
taxes and extraordinary
item                          379,228     194,388          863,087     388,831

Income Taxes                   97,600      42,925          227,500      94,425
                           ----------  ----------       ----------  ----------
NET INCOME                $   281,628     151,463          635,587     294,406
                           ==========  ==========       ==========  ==========
NET INCOME PER COMMON
SHARE AND COMMON SHARE
EQUIVALENT (ROUNDED
TO $0.01)                 $      0.02        0.01             0.04        0.02
                           ==========  ==========       ==========  ==========
Weighted average common
 shares and common share
 equivalents outstanding:  16,037,002  15,971,927       16,037,002  15,971,927
                           ==========  ==========       ==========  ==========

    See accompanying notes to consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine-MonthsEnded
                                                         March 31,
                                                      1996      1995
                                                  (Unaudited) (Unaudited)
                                                  ----------- -----------
NET INCOME (LOSS)                                   $635,587     294,406
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                     349,588     355,113
    Amortization of other assets                     142,209     142,210
    (Gain) loss on sale or disposition
      of property and equipment                        1,360      (1,127)
    Increase provision for doubtful
      accounts                                        23,714      31,590
    (Increase) decrease in trade accounts
      receivable                                    (156,815)    283,882
    Increase in other receivables                    (79,165)    (50,873)
    Decrease in notes receivables                    113,118        -
    (Increase) decrease in inventories             1,688,275  (1,094,316)
    Increase in prepaid expenses and
      other assets                                  (119,750)   (201,251)
    Increase (decrease) in accounts payable           25,089    (109,818)
    Increase in accrued payroll and related
      expenses                                        90,471      11,527
    Decrease in accrued expenses and other
      liabilities                                    (35,349)   (360,862)
                                                  ----------  ----------
NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                     2,678,332    (699,519)
                                                  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment         (50)      1,157
    Capital expenditures                            (131,048)   (358,917)

NET CASH USED IN INVESTING ACTIVITIES               (131,098)   (357,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                          -        250,000
    Principal payments on long-term debt            (170,202)   (130,279)
    Principal payments on obligations under
      capital lease                                     -         (5,400)
    Increase (decrease) in notes payable
      to bank                                     (2,533,000)    655,000
    Issuance of common stock                         117,952     313,542
                                                  ----------  ----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES  (2,585,250)  1,082,863
                                                  ----------  ----------

Net increase (decrease) in cash                      (38,016)     25,584

Cash at beginning of year                            119,233     223,674
                                                  ----------  ----------
CASH AT END OF NINE-MONTH PERIOD                  $   81,217     249,258
                                                  ==========  ==========


See accompanying notes to consolidated financial statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)



1.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated financial statements for the nine-months ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at March 31, 1996 and the results of operation for the period then ended have been made. All such adjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.


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


3.    INVENTORIES:

      Inventories consisted of the following:

                                       March 31, 1996      June 30, 1995
                                       --------------      -------------
      Finished goods                     $2,141,963           2,480,679
      Work in process                       312,518             417,064
      Raw materials                       1,365,373           2,610,386
                                         ----------          ----------
                                         $3,819,854           5,508,129
                                         ----------          ----------

4.    NOTES PAYABLE TO BANK:

      On August 1, 1994, Pacer revised its line of credit agreement to increase the maximum borrowings to $5,250,000. The revised line of credit bears interest at prime plus 1% and is payable on demand. In connection with this revision, Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 2% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $195,833 at March 31, 1996.

      Total borrowings on the line of credit amounted to $1,624,000 at March 31, 1996. Pacer also has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2.0%. Total principal outstanding on this credit facility was $594,661 as of March 31, 1996. All borrowings are secured by certain assets of Pacer.

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

RESULTS OF OPERATIONS

Net sales for the quarter ended March 31, 1996 decreased by $531,971, or 9% below the comparable quarter in fiscal year 1995. This dip in revenues was mainly attributed to severe winter weather, inventory adjustments by retailers and continued softness in consumer spending.

Net sales for the nine month period ended March 31, 1996 increased by $136,743, or 1% over the comparable period in the prior year. Sales grew only slightly over the nine month period as continued softness in consumer spending compounded by severe weather conditions during the third quarter offset the sales increases experienced in the first half of the fiscal year.

Cost of sales for the quarter was $3,679,908, or 67% of sales. This represents a decrease of $417,715, or 10% below the comparable quarter in fiscal year 1995. Cost of sales for the nine month period ended March 31, 1996 was $11,113,648, or 67% of sales. This represents an increase of $241,311, or 2% over the same period in the prior year. The fluctuations in cost of sales for both periods were primarily attributed to changes in volume and mix.

Selling, General & Administrative expenses for the quarter ended March 31, 1996 were $1,361,315, or 25% of sales. This represents a decrease of $242,210, or 15% below the comparable quarter in the prior year. Selling, General & Administrative expenses for the nine month period ended March 31, 1996 were $4,206,602, or 26% of sales. This represents a decrease of $460,157, or 10% below the comparable period in fiscal year 1995. This decline in expenditures was mainly attributed to reduced spending in most areas resulting from the corporate realignment and product rationalization program implemented during the fourth quarter of fiscal year 1995.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of approximately $100,015 were recorded during the first nine months of fiscal year 1996. Management believes that the economies of scale realized from the consolidation of Super Glue's Hollis, New York facility into the Company's headquarters in California will enable the Super Glue product line to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the quarter ended March 31, 1996 were $69,581, or 1% of sales. This represents a decrease of $56,885, or 45% below the comparable quarter in the prior year. This change was primarily due to a drop in interest expense resulting from both a reduction in long-term debt and reduced utilization of the Company's line of credit. The decline in bank borrowings was primarily attributed to a planned reduction in inventory levels augmented by cost containment measures implemented in the latter part of fiscal year 1995.

The Company's effective tax rate for financial reporting purposes was approximately 26% for the first nine months of fiscal year 1996, as it is anticipated tax deferred assets will be utilized to offset income tax liability for the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:

Net cash consumed by all activities during the first nine months of fiscal year 1996 was $38,016 compared to cash provided of $25,584 during the comparable period in fiscal year 1995.

Cash provided by operating activities during the first nine months of fiscal year 1996 was $2,678,332 versus cash consumed of $699,519 during the comparable period in fiscal year 1995. Higher net income and a significant drop in inventory levels were the main contributors to this change. Trade accounts receivable increased during the first nine months of fiscal year 1996 compared to the same period in the prior year due to volume. This increase in trade accounts receivable was partially offset by payments received on notes receivable. Accounts payable increased slightly due to the timing of inventory purchases, offset by reduced spending in most other areas. Accrued expenses decreased at a lower rate during the first nine months of fiscal year 1996 compared to the same period last year primarily due to the timing of certain selling, general and administrative expenses.

Cash used in investing activities during the first nine months of fiscal year 1996 was $131,098 compared to $357,760 during the comparable period in fiscal year 1995. This decrease was primarily due to reduced capital expenditures during fiscal year 1996.

Cash consumed by financing activities during the first nine months of fiscal year 1996 was $2,585,250 versus cash provided of $1,082,863 in fiscal year 1995. This change was primarily attributed to debt repayment on the Company's line of credit.

The Company anticipates continued utilization of its line of credit primarily to finance working capital requirements throughout fiscal year 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





April 30, 1996       /s/James T. Munn
                     ---------------------------------
                     James T. Munn
                     President/Chief Executive Officer






April 30, 1996       /s/Roberto J. Cavazos, Jr.
                     ---------------------------------
                     Roberto J. Cavazos, Jr.
                     Chief Financial Officer