Form 10KSB
period 1996-06-30
PACER TECHNOLOGY
filed 1996-09-24
CIK 275866

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)
 x    Annual report under section 13 or 15(d) of the Securities Exchange Act
- --    of 1934[Fee Required] for the fiscal year ended   June 30, 1996

      Transition report under section 13 or 15(d) of the Securities Exchange
- --    Act of 1934 [No Fee Required] for the transition period from _________
      ________ to __________
      Commission file number 0-8864

                               PACER TECHNOLOGY
      ----------------------------------------------------------------------
                 (Name of small business issuer in Its charter)

        California                                   77-0080305
      -------------------------------   ------------------------------------
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
       incorporation or organization)

        9420 Santa Anita Avenue
        Rancho Cucamonga, California                 91730
      ---------------------------------------   ----------------------------
      (Address of principal executive offices)       (Zip Code)

      Issuer's telephone number (909) 987-0550
                                --------------
Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, no par value
      ----------------------------------------------------------------------
                            (Title of Class)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days.  Yes
xxx   No
- ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---
The issuer's revenues for its most recent fiscal year were  $22,278,497.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 1996 was $11,740,362 (computed by reference to the average bid and asked prices of such stock on August 1, 1996, as reported in the over-the-counter market.)

The number of shares outstanding of the registrant's Common Stock, as of August 1, 1996, was 15,213,475 shares.

Documents incorporated by reference. Pacer Technology's definitive Proxy Statement dated September 6, 1996 for the 1996 annual meeting of shareholders-
- -Part III.

Transitional Small Business Disclosure Format:    Yes     No X
                                                     ---    ---
                                    This document contains   29   pages;
                                    the index to exhibits is on page   26 .

                                   PART I

Item 1.  Description of Business

Background
- -----------
Pacer Technology (the "Company") is engaged in the business of manufacturing and marketing high performance adhesives, sealants, threadlockers and a line of clips. The Company sells these products worldwide under both private label and proprietary trademarks to industrial, consumer, automotive aftermarket and hobby markets. The Company was formed in 1975 as a Wyoming corporation and was reincorporated in California in 1984.

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

Major Customers And Export Sales
- --------------------------------
Pacer did not have net sales to any one individual customer greater than 10% of net sales in either 1995 or 1996. The Company had net sales to one customer representing approximately 10.1% of net sales in 1994.


PRINCIPAL MARKETS FOR ADHESIVE PRODUCTS

Industrial
- -----------
The Company's products are sold in the industrial market for use in automotive, aerospace, electronic, O.E.M. and maintenance repair applications.

Consumer
- --------
The major thrust of Pacer's consumer division consists of products from Super Glue Corporation. These products include a nationally known brand of adhesives, sealants, epoxies, and plastic molded clips for use in automotive, stationery, hardware, home, office and school applications. The remaining lines in the division consist primarily of products demanded by customers who have existing product lines other than adhesives and wish to expand their product base to include adhesive products. In these cases, the Company packages the product requested in containers labeled with the customer's private label trademark.

Hobby
- -----
The Company markets several types of adhesives and related products which may be used for various project and model assembly requirements.

Automotive Aftermarket
- ----------------------
Pacer's automotive aftermarket product line, PRO SEAL, includes adhesives, sealants and lubricants for engine and body parts, trim applications and accessories.

Marketing
- ---------
Pacer's products are marketed domestically and internationally. Foreign sales accounted for 16% of total revenues in 1996, 1995 and 1994. Company products are sold to the industrial market by Pacer sales personnel and through independent distributors. The Company provides technical service and sales support using factory trained personnel and sales representatives. Pacer products are sold to dealers and model shops in the hobby market through a network of master distributors. In the consumer market sector, products are sold by Pacer sales personnel and independent representatives and distributed through mass merchandising retail outlets. Automotive aftermarket products are sold by Pacer sales personnel and independent representatives and distributed through retail automotive, professional repair and installation, agri-business and heavy duty truck outlets.

Research and Development
- ------------------------
Research and Development expenditures were approximately $245,000, $365,000 and $307,000 in fiscal years 1996, 1995 and 1994, respectively.

Source and Availability of Raw Materials
- ----------------------------------------
The Company's primary source of raw material is subject to tariff and quota controls, fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. This material is readily available from several suppliers. Other raw materials are also purchased from suppliers for manufacture of the Company's plastic packaging. Supply of these materials is subject to availability of petroleum by-products.

Competitive Conditions Affecting the Company
- --------------------------------------------
The principal competitive factors affecting the Company's products are technology, market coverage, price and service. Some of Pacer's competitors are larger and have substantially greater financial resources. The Company believes it is on the leading edge of technology and is price competitive.

Subsidiaries
- ------------
The Company has two wholly owned subsidiaries. Pacer Tech Ltd., based in the United Kingdom, distributes products in the industrial, hobby, consumer, automotive aftermarket and private label markets in the United Kingdom and Europe. RECAP LTD. was formed in 1992 and is currently inactive.

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

Government Regulations
- ----------------------
Compliance with federal, state and local provisions regarding the production and discharge of materials into the environment is expected to have a minimal adverse effect on capital expenditures, earnings and the competitive position of the Company.

Employees
- ---------
At August 1, 1996, the Company employed 90 people on a full-time basis.


Item 2.  Description of Property

The Company's executive office, manufacturing facility and research and development facility are housed in a 50,000 square foot site in Rancho Cucamonga, California. This facility is leased under an operating lease expiring in June 1999.

The Company's subsidiary, Pacer Tech Ltd., maintains its sales and distribution office at a leased facility in Essex, England. This lease expires December, 1999.

On April 28, 1994, the Company signed a five year lease for a 10,000 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires April, 1999.

On July 11, 1994, the Company signed a three year lease for a 14,000 square foot facility in Memphis, Tennessee to warehouse and distribute products to customers located in the Midwest and Eastern part of the U.S. This lease expires July, 1997.

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

None

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Pacer Technology common stock is traded in the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "PTCH". High and low bid quotations are listed below:

                                    For the year ended June 30,
                                        1996               1995
                                 -----------------------------------
                                   HIGH      LOW     HIGH       LOW
      First Quarter               1 7/32    15/16   1 7/16         1
      Second Quarter              1 3/16    29/32   1 5/16         1
      Third Quarter                    1    25/32   1 3/16     29/32
      Fourth Quarter               1 3/8    27/32   1 3/32     11/16

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The approximate number of shareholders of record of the Company's common stock as of August 1, 1996 was 2,370.

Since its incorporation, the Company has not paid any dividends on its common stock and does not anticipate dividend payments in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
                Table 1 - Cost of Sales and Gross Margin as a
                                   Percentage of Sales

                                        1996          1995          1994
                                       -----         -----         -----
                      Net Sales         100%          100%          100%
                      Cost of Sales      66%           68%           64%
                      Gross Profit       34%           32%           36%


Comparison of 1996 to 1995
- --------------------------
Net sales increased $1,694,389, or 8% over the prior year. This growth was primarily due to increased revenue generated by most product lines.

Cost of sales for the year was $14,771,715, or 66% of sales. This represents an increase of $809,886, or 6% over the prior year. This rise was primarily due to increased volume. Cost of sales was, however, favorably impacted by both a reduction in manufacturing costs and freight charges. These savings were the result of the Company's reorganization and inventory reduction plans implemented in the latter part of fiscal year 1995.

Selling, General & Administrative expenses were $5,662,955, or 25% of sales. These expenses included charges incurred in conjunction with due diligence activities for a proposed acquisition that did not materialize. This represents a decrease of $823,480, or 13% below the prior year. This drop in expenditures was primarily attributed to savings realized through the Company's reorganization plan coupled with reduced spending in most areas. Selling, General & Administrative expenses were also favorably impacted by reduced freight charges resulting from the improved utilization of the Company's Memphis, Tennessee distribution facility.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1996. Management believes the Super Glue product line will generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $366,668, or 2% of sales. This represents a decrease of $146,444, or 29% over the prior year. This decline was primarily attributed to interest expense associated with reduced utilization of the Company's credit facility. A substantial improvement in profitability and cashflow generated from its inventory reduction plan allowed the Company to reduce its reliance on bank borrowings during fiscal year 1996.

The Company's effective tax rate for fiscal year 1996 after tax credits was 37%.

Comparison of 1995 to 1994
- --------------------------
Net sales increased $700,355, or 4% over the prior year. This growth was primarily due to revenue generated by the acquisition of Super Glue Corporation during the second quarter of fiscal year 1994 and to improvements in PRO SEAL and Cosmetic international sales. These increases were partially offset by weaker performance by the other product lines in response to a continued soft economy.

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

Liquidity and Capital Resources
- -------------------------------
Net cash provided by all activities in fiscal year 1996 was $88,762 versus cash consumed of $104,441 in the prior year.

Cash provided by operating activities during 1996 was $2,927,498 compared to cash consumed of $762,123 in fiscal year 1995. The rise in net income in fiscal year 1996 versus 1995 was a major contributor to this change. The significant decline in inventory levels prompted by the Company's inventory reduction plan was partially offset by a volume driven increase in accounts receivable. Notes receivable decreased in fiscal year 1996 as payments were received from customers for notes negotiated in fiscal year 1995. The increase in prepaid expenses was caused by advances to suppliers for equipment purchases and prepayments for premiums related to the Company's business insurance. The decrease in deferred income taxes was attributed to timing differences pertaining to tax deductible expenses. Accounts payable levels increased over the prior year due to a sales related rise in the volume of purchases in the last quarter of fiscal year 1996. Accrued expenses and other liabilities were lower in fiscal year 1996 compared to prior year as 1995 included a provision for one time charges related to the elimination of unprofitable product lines.

Cash consumed by investing activities in 1996 was $243,015 compared to $426,413 in the prior year. This decrease was the result of lower capital expenditures in 1996 versus 1995.

Cash consumed by financing activities in 1996 was $2,595,721, compared to cash generated of $1,084,095 in 1995. This change was primarily due to repayment on the Company's line of credit, which was made possible through the cashflows generated from the significant increase in net income and the reduction in inventory levels.

The Company anticipates continued utilization of its line of credit primarily to finance working capital requirements throughout fiscal year 1997.

Recently issued Accounting Pronouncements
- -----------------------------------------
During 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets (FASB No. 121), and Statement No. 123, Accounting for Stock-Based Compensation (FASB No. 123).

FASB No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill. FASB No. 121 will be adopted during fiscal year 1997 and is not expected to have a material effect on the Registrant's financial position or results of operations.

FASB No. 123 establishes a "fair value" method of accounting for the value of grants under stock-based compensation plans. As permitted under FASB No. 123, the Registrant will elect to continue to measure compensation expense related to employee stock option plans utilizing the intrinsic value method as prescribed by APB Opinion No. 25. However, beginning in fiscal year 1997, the Registrant will disclose in the footnotes to its financial statements the proforma effect on net income and earnings per common share as if the fair value method of measuring compensation expense related to employee stock option plans was utilized as described in FASB No. 123.

Item 7.  Financial Statements

The following consolidated financial statements are included herein:

                Independent Auditors' Report

                Consolidated Balance Sheets - June 30, 1996 and 1995.

                Consolidated Statements of Operations - Years Ended June 30, 1996, 1995 and 1994.

                Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1996, 1995 and 1994.

                Consolidated Statements of Cash Flows - Years Ended June 30, 1996, 1995 and 1994.

                Notes to Consolidated Financial Statements.


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
None

                        Independent Auditors' Report



To the Board of Directors
Pacer Technology:

We have audited the accompanying consolidated balance sheets of Pacer Technology and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Technology and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                            /s/ KPMG Peat Marwick LLP

Orange County, California
August 2, 1996

                      PACER TECHNOLOGY AND SUBSIDIARIES

                         Consolidated Balance Sheets

                           June 30, 1996 and 1995

ASSETS                                                     1996        1995
- ------                                                ----------  ----------
Current assets:

  Cash                                               $   207,995     119,233
  Trade receivables, less allowance for doubtful
  accounts of $388,525 in 1996 and $399,801 in
  1995 (notes 2 and 7)                                 4,515,127   3,845,991
  Other receivables                                      188,737     125,365
  Notes receivable - Current (note 2)                    218,165     232,655
  Inventories (notes 3 and 7)                          3,954,045   5,508,129
  Prepaid expenses                                       340,748     138,016
  Deferred income taxes (note 10)                        534,369     825,366
                                                      ----------  ----------
Total current assets                                   9,959,186  10,794,755

Equipment and leasehold improvements, net
  (notes 4, 7 and 8)                                   1,395,386   1,615,769
Notes receivable - Long-term (note 2)                       -        100,039
Deferred income taxes (note 10)                           36,110      38,634
Cost in excess of net assets of businesses acquired,
  net (note 5)                                         1,859,290   2,027,702
Other assets (note 6)                                     30,544      51,744
                                                      ----------  ----------
                                                     $13,280,516  14,628,643
                                                      ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Bank borrowings (note 7)                           $ 1,675,000   4,157,000
  Current installments of long-term debt (note 7)        225,672     225,672
  Accounts payable                                     2,382,718   1,767,102
  Accrued payroll and related expenses                   298,006     256,239
  Other accrued expenses                                 862,779   1,197,635
                                                      ----------  ----------
     Total current liabilities                         5,444,175   7,603,648

Long-term debt, excluding current installments
  (note 7)                                               505,692     735,025
                                                      ----------  ----------
    Total liabilities                                  5,949,867   8,338,673

Stockholders' equity (notes 5, 11, and 13):
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,213,475 shares
    in 1996 and 14,403,975 shares in 1995              8,105,115   7,844,535
  Accumulated deficit                                   (144,998) (1,070,065)
  Notes receivable from directors (notes 11 and 13)     (629,468)   (484,500)
                                                      ----------  ----------
     Total stockholders' equity                        7,330,649   6,289,970

Commitments and contingencies (notes 8, 12 and 13)
                                                      ----------  ----------
                                                     $13,280,516  14,628,643
                                                      ==========  ==========



See accompanying notes to consolidated financial statements.

                      PACER TECHNOLOGY AND SUBSIDIARIES

                    Consolidated Statements of Operations

                  Years ended June 30, 1996, 1995 and 1994




                                            1996          1995        1994


Net sales (notes 5 and 9)               $22,278,497    20,584,108  19,883,753
Cost of sales                            14,771,715    13,961,829  12,633,776
                                         ----------    ----------  ----------
      Gross profit                        7,506,782     6,622,279   7,249,977

Selling, general and administrative
  expenses                                5,662,955     6,486,435   6,444,512
                                         ----------    ----------  ----------
      Operating income                    1,843,827       135,844     805,465

Other expense:
   Interest expense, net                   (267,338)     (452,274)   (243,733)
   Other, net                               (99,330)      (60,838)    (50,139)
                                         ----------    ----------  ----------
     Income (loss) before income taxes    1,477,159      (377,268)    511,593

Income tax expense (benefit) (note 10)      552,092      (177,550)     60,000
                                         ----------    ----------  ----------
     Net income (loss)                  $   925,067      (199,718)    451,593
                                         ==========    ==========  ==========
Income (loss) per common share and common
  share equivalent
  Primary:
   Net income (loss)                    $       .06          (.01)        .03
                                         ==========    ==========  ==========
Weighted average common shares and common
  share equivalents outstanding          18,347,280    14,927,373  14,910,609
                                         ==========    ==========  ==========

See accompanying notes to consolidated financial statements.

                      PACER TECHNOLOGY AND SUBSIDIARIES

               Consolidated Statements of Stockholders' Equity

                  Years ended June 30, 1996, 1995 and 1994


                      Number of                          Notes
                     issued and                        Receivable     Total
                     outstanding  Common   Accumulated   From     Stockholders'
                       shares      Stock     Deficit   Directors     Equity
                   -----------  ----------  ---------- ---------- ------------
Balances at
June 30, 1993       11,364,614  $5,654,808  (1,321,940)    -        4,332,868

Net income               -           -         451,593     -          451,593
Shares issued
  upon exercise of
  options (Note 11)    168,750      99,896        -        -           99,896
Shares issued upon
  exercise of
  warrants (Note 11)    40,100      12,732        -        -           12,732
Shares issued to
  employees (Note 11)   15,000      15,000        -        -           15,000
Shares issued in
  connection with
  Super Glue acquisition
  (Note 5)           1,160,911   1,195,505        -        -        1,195,505
                    ----------  ----------  --------- -----------  ----------
Balances at
June 30, 1994       12,749,375   6,977,941   (870,347)     -        6,107,594

Net loss                -           -        (199,718)     -         (199,718)
Shares issued upon
  exercise of options
  (Note 11)            881,700     528,361        -        -          528,361
Shares issued upon
  exercise of
  warrants (Note 11)   760,900     328,273        -        -          328,273
Shares issued to
  Employees (Note 11)   12,000       9,960        -        -            9,960
Promissory Note from
Directors (Note 11)       -           -           -       (484,500)  (484,500)
                    ----------  ----------  ---------- ----------- ----------
Balances at
June 30, 1995       14,403,975   7,844,535  (1,070,065)   (484,500) 6,289,970

Net income                -           -        925,067      -         925,067
Shares issued upon
  exercise of options
  (Note 11)            175,000      55,845        -         -          55,845
Shares issued upon
  exercise of warrants
  (Note 11)            624,000     198,120        -         -         198,120
Shares issued to
  Employees (Note 11)   10,500       6,615        -         -           6,615
Promissory Note from
  Directors (Note 11)     -           -           -       (144,968)  (144,968)
                    ----------  ----------  ---------- -----------  ---------
Balances at
June 30, 1996       15,213,475  $8,105,115    (144,998)   (629,468) 7,330,649
                    ==========  ========== =========== ===========  =========

See accompanying notes to consolidated financial statements.

                      PACER TECHNOLOGY AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                  Years ended June 30, 1996, 1995 and 1994

                                               1996        1995        1994
                                           ---------   ---------   ---------
Net income (loss)                         $  925,067    (199,718)    451,593

Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
     activities:
   Depreciation                              468,142     476,791     399,506
   Amortization of other assets              189,612     189,613     150,659
   (Gain) loss on sale of property and
     equipment                                (4,742)        105      (5,963)
   Increase (decrease) in provision for
     doubtful accounts                       (11,276)     60,801     (77,000)
   (Increase) decrease in trade accounts
     receivable                             (657,860)  1,122,167  (1,063,026)
   Increase in other receivables             (63,372)    (35,161)    (21,170)
   (Increase) decrease in notes receivables  114,529    (332,694)       -
   (Increase) decrease in inventory        1,554,084  (1,006,790) (1,486,025)
   (Increase) decrease in prepaid expenses
     and other assets                       (202,732)     93,810     241,198
   (Increase) decrease in deferred income
     taxes                                   293,521    (444,200)   (301,800)
   Increase (decrease) in accounts payable   615,616    (932,567)    353,477
   Increase (decrease) in accrued payroll
     and related expenses                     41,767      (7,319)     76,837
   Increase (decrease) in accrued expenses
     and other liabilities                  (334,858)    253,039     654,667
                                          ----------   ---------   ---------
        Net cash provided by (used in)
        operating activities               2,927,498    (762,123)   (627,047)
                                          ----------   ---------   ---------
Cash flows from investing activities:

   Proceeds from sale of property and
     equipment                                 3,450       3,787       8,916
   Capital expenditures                     (246,465)   (430,200)   (466,345)
   Payment for purchase of Super Glue (net
     of cash acquired)                          -           -     (2,165,420)
                                          ----------   ---------   ---------
        Net cash used in investing
        activities                          (243,015)   (426,413) (2,622,849)
                                          ----------   ---------   ---------
Cash flows from financing activities:

   Principal payments on long-term debt     (229,333)   (184,599)   (175,593)
   Borrowings of debt                           -        250,000   1,000,000
   Principal payments on obligations
     under capital lease                        -         (5,400)   (157,399)
   Borrowings on line of credit            8,325,000   7,858,000   8,989,014
   Payments on line of credit            (10,807,000) (7,216,000) (6,429,014)
   Notes receivable from directors          (144,968)   (484,500)       -
   Issuance of common stock                  260,580     866,594     127,628
                                          ----------   ---------   ---------
        Net cash provided by (used in)
        financing activities              (2,595,721)  1,084,095   3,354,636
                                          ----------   ---------   ---------
Net increase (decrease) in cash               88,762    (104,441)    104,740

Cash at beginning of year                    119,233     223,674     118,934
                                          ----------   ---------   ---------
Cash at end of year                      $   207,995     119,233     223,674
                                          ==========   =========   =========

See accompanying notes to consolidated financial statements.

                     PACER TECHNOLOGY AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                  Years ended June 30, 1996, 1995 and 1994

(1)  The Company and Summary of Significant Accounting Policies

The Company
- -----------
Pacer Technology ("Pacer") is a vertically integrated manufacturer, formulator and packager of adhesives, sealants and other related products used in hobby, cosmetic, industrial, automotive aftermarket, consumer and private label applications. Pacer produces nearly all of the plastic containers used to package their adhesives and also produces plastic containers for other customers.

Principles of Consolidation
- ---------------------------
The consolidated financial statements include the accounts of Pacer and its subsidiaries, Pacer Tech Limited ("Pacer Tech") and Recap Limited ("Recap"). Pacer Tech was formed in 1986 to conduct business operations as a distributor of adhesives in the United Kingdom. Recap was formed in 1992 to record Pacer's one-third interest in Future Fuel Limited ("Future Fuel"), a general partnership which marketed and distributed fuel oil technology products in the United States, Canada and Mexico.

Use of Estimates
- ----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
- -----------
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

Equipment and Leasehold Improvements
- ------------------------------------
Equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Cost in Excess of Net Assets of Businesses Acquired
- ---------------------------------------------------
Cost in excess of net assets of businesses acquired are amortized on the straight-line method over a 14-year life. Pacer assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operation.

Other Assets
- ------------
Included in other assets are certain costs that are being amortized over the estimated useful lives of the respective assets (from 3 to 20 years) using the straight-line method.

Income (Loss) Per Common Share and Common Share Equivalent
- ----------------------------------------------------------
Income (loss) per common share and common share equivalent is computed based on the weighted average number of common shares outstanding and common equivalent shares from the dilutive effect of outstanding stock options and warrants. Fully diluted income per share has approximated primary income per share.

Income Taxes
- ------------
Pacer reports income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," (FASB 109) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see note 10).

Foreign Currency Translation
- ----------------------------
Assets and liabilities denominated in foreign functional currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are immaterial, as are realized transaction gains and losses, all of which are included in operations.

Fair Value of Financial Instruments
- -----------------------------------
In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 1996, the fair value of all financial instruments approximated carrying value.

Research and Development
- ------------------------
Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $245,375, $364,646 and $307,409 in 1996, 1995 and 1994, respectively.

Product Warranties
- ------------------
Pacer provides warranties for some products for periods generally ranging from 6 to 12 months. Estimated warranty costs are recognized at the time of the sale.

Statement of Cash Flows
- -----------------------
Cash and cash equivalents include cash on hand and cash at banks. Net cash provided by operating activities includes interest paid of $381,453 $498,289 and $207,859 for the years ended June 30, 1996, 1995 and 1994, respectively. Income taxes paid amounted to $385,250, $96,250 and $107,000 for the years ended June 30, 1996, 1995 and 1994, respectively. Noncash financing activity consisted of common stock issued in connection with the Super Glue Corporation acquisition (note 5) of $1,195,505 for the year ended June 30, 1994.

(2)  Notes Receivable

During fiscal year 1995, two customers converted trade receivable balances to term notes. Both notes are payable in monthly installments of principal and interest and mature on July 26, 1996 and June 15, 1997, respectively. The notes bear interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

(3)  Inventories

Inventories are summarized as follows:              1996            1995
                                                 ---------       ---------
   Raw materials                                $1,724,468       2,610,386
   Work-in-process                                 307,763         417,064
   Finished goods                                1,921,814       2,480,679
                                                 ---------       ---------
                                                $3,954,045       5,508,129
                                                 =========       =========
(4)  Equipment and Leasehold Improvements

Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:


                                   Lives
                                 in years           1996            1995
                                 --------        ---------       ---------
   Shop equipment                   5-10        $3,482,248       3,331,934
   Office furniture and equipment    5-7           527,946         519,827
   Leasehold improvements             10           825,170         825,170
   Transportation equipment            3           102,165          83,068
   Construction in progress            -           110,846          95,791
                                                 ---------       ---------
                                                $5,048,375       4,855,790
   Less accumulated depreciation
   and amortization                             (3,652,989)     (3,240,021)
                                                 ---------       ---------
                                                $1,395,386       1,615,769
                                                 =========       =========

(5)  Acquisitions

Pacer purchased the assets of Mexlonic (formerly Super Glue Corporation ("Super Glue")), a manufacturer and packager of adhesive products. The bankruptcy court allowed Pacer to assume full managerial, operational and financial control over Super Glue's operations until the bankruptcy court approved the agreement. The agreement was confirmed and the transaction was completed on October 15, 1993.

Pursuant to the agreement, Pacer acquired certain assets and assumed certain liabilities of Super Glue. The purchase price totaled $3,582,350 and consisted of the following amounts incurred by Pacer:

   Cash                                         $2,073,859
   Pacer common stock                            1,195,505
   Transaction costs                               312,986
                                                 ---------
                                                $3,582,350
                                                 =========

The acquisition has been accounted for as a purchase and accordingly, the results of Super Glue's operations for the 8 1/2 months ended June 30, 1994 are included in Pacer's consolidated statements of operations for the year then ended. The excess of cost over the fair market value of net assets acquired was $1,866,960 and is being amortized on a straight-line basis over 14 years. Amortization expense charged to operations during the years ended June 30, 1996, 1995 and 1994 was $133,354, $133,354 and $94,459, respectively.

Supplementary information related to the acquisition of Super Glue for the June 30, 1994 consolidated statement of cash flows is as follows:

   Assets acquired                              $ 4,254,032
   Liabilities assumed                             (984,668)
   Common stock issued                           (1,195,505)
                                                 ----------
     Cash paid to sellers                         2,073,859

   Fees and expenses                                207,207
   Less cash acquired                              (115,646)
                                                 ----------
     Net cash paid                              $ 2,165,420
                                                 ==========

(6) Other Assets

Other assets (net of amortization) consist of the following:

                                                  1996         1995
                                               ---------    ---------
   Covenant not to compete, net               $   21,666       41,667
   Patents and trademarks, net                     7,786        8,986
   Other                                           1,092        1,091
                                               ---------    ---------
                                              $   30,544       51,744
                                               =========    =========

(7)  Line of Credit and Long-Term Debt

The line of credit is cross-collateralized by trade accounts receivable, inventory, and certain equipment. The current line of credit bears interest at the bank's prime rate (8.25% at June 30, 1996) plus .5% and is payable on demand. Total borrowings on the line of credit amounted to $1,675,000 and $4,157,000 at June 30, 1996 and 1995, respectively.

Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 1.5% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $183,333 at June 30, 1996.

The line of credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on all dividends. Pacer was in compliance with all debt covenants at June 30, 1996.

Pacer also has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2%. Total principal outstanding on this credit facility was $548,031 as of June 30, 1996. All borrowings are secured by certain assets of Pacer.

Long-term debt consists of the following:           1996           1995
   Note payable at prime plus 2.0%, secured       --------       --------
   by certain assets, due in monthly
   installments of principal plus interest,
   through December 1, 1998.                      $548,031        727,364

   Note payable at prime plus 1.50%, secured
   by certain equipment, due in 60 monthly
   installments of $4,167 plus interest,
   through February 2000.                          183,333        233,333

   Less current installments                      (225,672)      (225,672)
                                                  --------       --------
                                                  $505,692        735,025
                                                  ========       ========

The amount of long-term debt maturing in each of the next four years is as follows:

              Year ending June 30,
                      1997                        $225,672
                      1998                         274,817
                      1999                         197,542
                      2000                          33,333
                                                   -------
                                                  $731,364
                                                   =======

(8)  Lease Obligations

Pacer leases two manufacturing buildings under operating leases expiring in April and June 1999. Pacer also leases two distribution facilities and office equipment under operating lease agreements. Future minimum lease payments under noncancelable operating leases as of June 30, 1996 are as follows:

                                                                Operating
              Year ending June 30,                               Leases
                                                                ---------
                   1997                                        $  372,422
                   1998                                           332,896
                   1999                                           327,906
                   2000                                            12,462
                Thereafter                                           -
                                                                ---------
         Minimum future lease payments                         $1,045,686
                                                                =========

Rent expense was $404,107, $366,797, and $285,344 in 1996, 1995 and 1994,
respectively.

( 9)  Major Customers and Export Sales

Pacer did not have net sales to any individual customer greater than 10% of net sales in either 1995 or 1996. The Company had net sales to one customer representing approximately 10.1% of net sales in 1994.

Pacer had export sales representing 16% of net sales in 1996, 1995 and 1994.

(10)  Income Taxes

Income tax expense (benefit) consisted of:

                                          1996        1995       1994
   Federal:                             --------    --------   --------
          Current                      $ 208,331     206,250    234,700
          Deferred                       243,296    (383,800)  (240,400)
                                        --------    --------   --------
                                         451,627    (177,550)    (5,700)
   State:
          Current                         50,240      60,400     80,700
          Deferred                        50,225     (60,400)   (15,000)
                                        --------    --------   --------
                                       $ 552,092    (177,550)    60,000
                                        ========    ========   ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1996 and 1995 are presented below:


Current deferred tax assets (liabilities):            1996       1995
                                                    --------   --------
          Allowance for doubtful accounts           $155,799    160,320
          Inventory                                  144,389    392,285
          Prepaid expenses                           (79,276)    30,964
          Vacation accruals                           46,739     38,553
          Warranty accruals                           33,684     22,934
          Advertising accruals                        49,935     59,964
          Other accruals                             183,099    120,346
                                                    --------   --------
            Net current deferred tax assets         $534,369    825,366
                                                    ========   ========
Non-current deferred tax assets:
          Depreciation                              $ 36,110     38,634
                                                    ========   ========

The total income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34%) for 1996, 1995 and 1994 as follows:


                                                 1996        1995      1994
                                               --------   --------  --------

   Expected income tax provision (benefit)    $ 502,234   (163,375)  169,503
   Non-deductible expenses                       83,447     37,000    18,546
   State income tax, net of
     Federal income tax benefit                  63,462     39,000    43,351
   Effect of foreign operations                ( 16,470)    80,225      -
   Change in balance of valuation allowance        -      (170,400) (155,500)
   Other                                           -          -     ( 15,900)

   Reduction of liabilities previously
     accrued                                   ( 80,581)      -         -
                                               --------   --------  --------
                                              $ 552,092   (177,550)   60,000
                                               ========   ========  ========

(11) Stockholders' Equity

Notes Receivable from Directors
- -------------------------------
On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) with interest of 7.8% per annum payable to Pacer Technology. On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 27, 1998 and October 19, 1998, respectively; subject to the provisions regarding prepayment noted below.

Each Note is secured by 100,000 and 485,000 shares, respectively, of the Company's common stock as provided in a Security Agreement between the Company and each Director.

Each Director may sell the shares securing the Note in whole or in part, without penalty, provided that the proceeds of sale are applied to the Note. The amount of each prepayment shall be applied as follows:

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

If all principal and accrued interest on the Notes are not paid in full on or before the maturity dates the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Directors.

Common Stock
- ------------
During the year ended June 30, 1994, Pacer adopted a stock incentive plan which awards shares of stock to employees for years of service. Under this plan, 500 shares of Pacer stock are granted to each employee for every five years of service. The shares are restricted for two years after the grant date. Pacer awarded 10,500 and 12,000 shares to employees for past service and recorded compensation expense of $6,615 and $9,960 in 1996 and 1995, respectively.

Stock Option and Incentive Stock Option Plans
- ---------------------------------------------
During the year ended June 30, 1995, Pacer adopted the 1994 Stock Option Plan to provide key employees and directors an opportunity to purchase the common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

Under the 1994 Stock Option Plan, options to purchase up to 2,000,000 shares of Pacer Technology common stock can be granted. The purchase price shall be no less than fair market value on the grant date. The exercise period shall not exceed ten years from grant date and options vest immediately.

In 1996, under this plan, Pacer granted an option to a director to purchase 100,000 shares of Pacer's common stock. The exercise price of $.88 was equal to the fair market value of the common stock on the date of grant. The option expires in ten years.

During the year ended June 30, 1995, Pacer adopted the 1994 Incentive Stock Option Plan that qualifies as "incentive stock options" under Section 422 of the Internal Revenue Service Code.

Under the 1994 Incentive Stock Option Plan, options to purchase up to an aggregate of 2,000,000 shares of Pacer Technology common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the grant date. In the event such option is granted to an employee who, at the time the option is granted, owns common stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of the option shall be no less than 110% of the fair market value. The exercise period for the options shall not exceed ten years. The option agreement may provide (a) that the right to exercise the option in whole or in part shall not accrue until a certain date or the occurrence of an event; (b) that the right to exercise the option shall accrue over time in accordance with a vesting schedule; or (c) that such accrual shall be accelerated upon the occurrence of certain specified event(s).

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

A summary of transactions under the stock option plans is as follows:


                                      1982 Stock Option Plan & ISOP


                                 Options                Outstanding Options
                                Available               Exercise  Aggregate
                                for Grant   Shares       Price      Value
                               ----------  ---------   ----------  ---------
   Balances at June 30, 1993        -      3,296,950   $0.19-1.06  1,650,279
     Options exercised              -       (168,750)   0.38-0.68    (99,896)
     Options cancelled              -        (10,000)        1.00    (10,000)
                               ----------  ---------   ----------  ---------

   Balances at June 30, 1994        -      3,118,200   $0.19-1.06  1,540,383
     Options exercised              -       (881,700)   0.38-0.58   (528,361)
     Options expired                -       (685,000)   0.38-0.64   (374,987)
     Options cancelled              -           -           -           -
                               ----------  ---------   ----------  ---------

   Balances at June 30, 1995        -      1,551,500   $0.19-1.06    637,035
     Options exercised              -       (175,000)   0.24-0.47    (55,845)
     Options expired                -       (100,000)        1.06   (106,300)
                               ----------  ---------   ----------  ---------
   Balances at June 30, 1996        -      1,276,500   $0.19-0.55    474,890
                               ==========  =========   ==========  =========



                                         Other Stock Option Plan


                                Options               Outstanding   Options
                               Available                Exercise   Aggregate
                               for Grant     Shares      Price       Value
                              ----------   ----------  ----------  ---------
   Balances at June 30, 1993        -            -     $    -           -
     Options authorized        1,000,000         -          -           -
     Options granted          (1,000,000)   1,000,000        1.00  1,000,000
                              ----------   ----------  ----------  ---------

   Balances at June 30, 1994        -       1,000,000  $     1.00  1,000,000
     Options authorized          100,000         -          -           -
     Options granted            (100,000)     100,000        1.08    107,800
     Options cancelled              -            -          -           -
                              ----------   ----------  ----------  ---------

   Balances at June 30, 1995        -       1,100,000  $1.00-1.08  1,107,800
     Options authorized          100,000         -          -           -
     Options granted            (100,000)     100,000         .97     96,880
                              ----------   ----------  ----------  ---------
   Balances at June 30, 1996        -       1,200,000  $0.97-1.08  1,204,680
                              ==========   ==========  ==========  =========

                                         1994 SOP & ISOP

                                                        Outstanding Options
                                Options                --------------------
                               Available                Exercise   Aggregate
                               for Grant     Shares      Price       Value
                              ----------   ----------  ----------  ---------
   Balances at June 30, 1994        -            -     $    -           -
     Options authorized        4,000,000         -          -           -
     Options granted          (3,600,000)   3,600,000   0.72-1.00  3,376,000
     Options cancelled              -            -          -           -
                              ----------   ----------  ----------  ---------

   Balances at June 30, 1995     400,000    3,600,000  $0.72-1.00  3,376,000
     Options granted            (100,000)     100,000        0.88     87,500
                              ----------   ----------  ----------  ---------
   Balances at June 30, 1996     300,000    3,700,000  $0.72-1.00  3,463,500
                              ==========   ==========  ==========  =========


Director Warrants
Pacer has issued warrants to Directors for the purchase of common stock as follows:

                                                        Exercise  Aggregate
                                             Warrants     Price     Value
                                            ---------  ----------  -------
   Balance at June 30, 1993                 1,900,000  $0.32-0.50  777,000
     Warrants exercised                       (40,100)       0.32  (12,732)
                                            ---------  ----------  -------

   Balance at June 30, 1994                 1,859,900  $0.32-0.50  764,268
     Warrants exercised                      (760,900)  0.32-0.50 (328,273)
     Warrants expired                        (475,000) $0.32-0.50 (237,875)
                                            ---------  ----------  -------

   Balance at June 30, 1995                   624,000  $     0.32  198,120
     Warrants exercised                      (624,000)       0.32 (198,120)
                                            ---------  ----------  -------
   Balance at June 30, 1996                      -     $     -        -
                                            =========  ==========  =======

(12) 401(k) Plan

Pacer's 401(k) plan is available to all full-time employees who have completed a minimum service of one year at January 1 or July 1 of each year.

Employees who elect to participate in the plan may make contributions to the plan on a pre-tax basis from 2% to 16% of their annual compensation. Pacer contributions, when made, will match 25% of employee contributions up to 4% of salaries paid. Pacer contributions are accrued as participant contributions are withheld, and participants become fully vested in Pacer contributions after six years of service.

Plan expense for the years ended June 30, 1996, 1995 and 1994 was $28,707, $21,389 and $28,156, respectively.


(13) Related Party Transactions

The Company has made loans to certain directors which are evidenced by promissory notes and secured by shares of common stock. The loans have maturities of 4 years. As of June 30, 1996, the outstanding principal amount on the notes was $629,468 and is included in stockholders' equity. (Note 11)


(14) Commitments and Contingencies

Pacer has entered into sales agreements in the ordinary course of business which include pricing terms, renewability clauses, and provisions which convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on Pacer's financial position or results of operations.

During fiscal year 1995, Pacer extended an employment contract with a member of management. Among other things, the contract provides for a three month continuation of salary payments, approximately $65,000, for termination without cause and includes certain agreements not to compete.


(15) Fourth Quarter Adjustment

Pacer took a one time charge against cost of sales of approximately $450,000 during the fourth quarter of fiscal year 1995 for the phaseout of unprofitable product lines.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of the directors and executive officers of the Company is incorporated by reference from the "Election of Directors--Nominees and executive officers" sections of the Company's definitive Proxy Statement dated September 6, 1996 to be mailed to shareholders in connection with the 1996 Annual Shareholders Meeting and filed with the Securities and Exchange commission on or about September 6, 1996 (the "Proxy Statement"), found on pages 4-5 thereof. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement, found on pages 7-8 thereof.


Item 10. Executive Compensation

Incorporated by reference from the "Election of Directors--Executive Compensation" section of the Proxy Statement, found on pages 5-7 thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the "General Information--Share Ownership of Management" section of the Proxy Statement, found on pages 2-3 thereof.

Item 12. Certain Relationships and Related Transactions

Incorporated by reference from the "Certain Transactions" section of the Proxy Statement, found on page 7 thereof.

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

     Exhibit 10.3   Employment agreement dated November 21,
                    1989 between the Company and James Munn. (1)

     Exhibit 10.4 Warrants issued to directors in fiscal year ended June 30, 1987. (3)

     Exhibit 10.5 Lease Agreement on new facilities in Rancho Cucamonga, California, dated March 1, 1988. (2)

     Exhibit 10.6   Agreement To Extend Term of Executive Employment
                    Agreement

     Exhibit 22     Subsidiaries of Registrant

     Exhibit 23     Consent of Independent Auditors


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

                         PACER TECHNOLOGY



                         ------------------------
                         James T. Munn, President

                         Date:  August 30, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                    Date
- ---------                  -----                    ----

_____________              President/           August 30, 1996
James T. Munn              Chief Executive
                           Officer/Director

_______________________    Chief Financial      August 30, 1996
Roberto J. Cavazos, Jr.    Officer


__________________         Chairman of          August 30, 1996
John G. Hockin, II         the Board and
                           Director

______________________     Secretary and        August 30, 1996
DeVere W. McGuffin, II     Director


____________               Director             August 30, 1996
Joe F. Brock


_____________              Director             August 30, 1996
Carl Hathaway


______________             Director             August 30, 1996
Larry Reynolds

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PACER TECHNOLOGY


                                /s/ James T. Munn
                                ------------------------
                                James T. Munn, President

                                Date:  August 30, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                   Date
- ---------                     -----                   ----

/s/ James T. Munn             President/          August 30, 1996
__________________________    Chief Executive
James T. Munn                 Officer/Director


/s/ Roberto J. Cavazos, Jr.   Chief Financial     August 30, 1996
__________________________    Officer
Robert J. Cavazos,Jr.


/s/ John G. Hockin II         Chairman of the     August 30, 1996
__________________________    Board and
John G. Hockin II             Director


/s/ DeVere W. McGuffin        Secretary and       August 30, 1996
__________________________    Director
DeVere W. McGuffin


__________________________    Director            August 30, 1996
Joe F. Brock

__________________________    Director            August 30, 1996
Carl Hathaway


/s/ Larry K. Reynolds         Director            August 30, 1996
__________________________
Larry K. Reynolds

                              INDEX TO EXHIBITS

                                                              Sequentially
                                                                Numbered
  Number                           Name                          Page
- ------------     ----------------------------------------    -------------

Exhibit  3.1     Articles of Incorporation (4)                     -

Exhibit  3.2     By-laws (4)                                       -

Exhibit 10.3     Employment agreement dated November 21, 1989
                 between the Company and James Munn. (1)           -

Exhibit 10.4     Warrants issued to directors in fiscal
                 year ended June 30, 1987. (3)                     -

Exhibit 10.5     Lease Agreement on new facilities in
                 Rancho Cucamonga, California, dated
                 March 1, 1988. (2)                                -

Exhibit 10.6     Agreement To Extend Term of Executive
                 Employment Agreement                              -

Exhibit 22       Subsidiaries of Registrant                       (27)

Exhibit 23       Consent of Independent Auditors                  (28)



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

                                EXHIBIT 23


                       Consent of Independent Auditors


The Board of Directors and Stockholders
Pacer Technology:

We consent to incorporation by reference in the registration statement (No. 33-48090) on Form S-8 of Pacer Technology of our report dated August 2, 1996, relating to the consolidated balance sheets of Pacer Technology and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996 which report appears in the June 30, 1996 annual report on Form 10-K of Pacer Technology.



                                                 /s/ KPMG Peat Marwick LLP

Orange County, California
September 17, 1996