Form 10QSB
period 1996-09-30
PACER TECHNOLOGY
filed 1996-11-14
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      September 30, 1996.
      ------------------
                                     OR

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _________ to _________


      Commission file number 0-8864


                     PACER TECHNOLOGY
-------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
-------------------------------------------------------------------
(State or other jurisdiction of
 incorporation or organization) (IRS Employer Identification No.)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
-------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
-------------------------------------------------------------------
                    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  XXX  NO
                                          ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of September 30, 1996 were 15,213,475.
                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                     September 30,  June 30,
                                                         1996         1996
                                                      (Unaudited)  (Unaudited)
                                                     ------------  -----------
CURRENT ASSETS:
 Cash                                                 $   411,629     207,995
 Trade receivables, less allowance for doubtful
 accounts of $431,884 and $388,525, respectively
 (note 2)                                               4,980,560   4,515,127
 Other receivables                                        203,351     188,737
 Notes receivable - Current (note 2)                      138,571     218,165
 Inventories (note 3)                                   4,027,149   3,954,045
 Prepaid expenses                                         530,141     340,748
 Deferred income taxes                                    534,369     534,369
                                                      -----------  ----------
    Total current assets                               10,825,770   9,959,186

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   5,273,280   5,048,375
 Accumulated depreciation & amortization               (3,770,364) (3,652,989)
                                                       ----------  ----------
 Total Equipment & Leasehold
   Improvements                                         1,502,916   1,395,386
 Deferred income taxes                                     36,110      36,110
 Cost in excess of net assets of businesses
 acquired, net                                          1,817,187   1,859,290
 Other assets                                              25,254      30,544
                                                       ----------  ----------
   Total Assets                                       $14,207,237  13,280,516
                                                       ==========  ==========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                              $ 1,995,000   1,675,000
 Current installments of long-term debt (note 4)           225,672     225,672
 Accounts payable                                        2,429,159   2,382,718
 Accrued payroll and related expenses                      338,487     298,006
 Other accrued expenses                                  1,100,878     862,779
                                                        ----------  ----------
    Total current liabilities                            6,089,196   5,444,175

Long-term debt, excluding current installments (note 4)    445,573     505,692
                                                        ----------  ----------
     Total liabilities                                   6,534,769   5,949,867

STOCKHOLDERS' EQUITY:
 Common stock, no par value.  Authorized 50,000,000
   shares; issued and outstanding 15,213,475 shares
   at Sept 30, 1996 and June 30, 1996.                   8,105,115   8,105,115
 Retained earnings (deficit)                               196,821    (144,998)
 Notes receivable from directors (note 5)                 (629,468)   (629,468)
                                                        ----------  ----------
    Total stockholders' equity                           7,672,468   7,330,649
                                                        ----------  ----------
    Total Liabilities & Stockholder's Equity           $14,207,237  13,280,516
                                                        ==========  ==========

Note: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.


                             PACER TECHNOLOGY & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Three-Months Ended
                                                           September 30,
                                                         1996        1995
                                                      (Unaudited) (Unaudited)
                                                      ----------  ----------
    Net sales                                          6,673,594   5,975,028
    Cost of sales                                      4,254,283   4,087,428
                                                      ----------  ----------
      Gross Profit                                     2,419,311   1,887,600

    Selling, general & administrative expenses         1,717,008   1,415,042
                                                      ----------  ----------
      Operating Income                                   702,303     472,559

    Other expense:

      Interest expense, net                               64,307     112,237
      Other, net                                          17,596       1,455
                                                      ----------  ----------
    Income before income taxes                           620,400     358,866

    Income tax expense                                   278,581     107,000
                                                      ----------  ----------
    Net income                                       $   341,819     251,866
                                                      ==========  ==========
    Income per common share and common
      share equivalent
      Primary:
       Net income                                    $      0.02        0.02
                                                      ==========  ==========
    Weighted average common shares
      and common share equivalents outstanding:       16,972,280  14,854,118
                                                      ==========  ==========



    See accompanying notes to consolidated financial statements.


                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three-Months Ended
                                                         September 30,
                                                      1996         1995
                                                  (Unaudited)  (Unaudited)
                                                  ----------   ----------
NET INCOME (LOSS)                                   $341,819      251,866
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                     117,375      115,552
    Amortization of other assets                      47,392       47,402
    (Gain) loss on sale or disposition
      of property and equipment                         -           1,410
    Increase (decrease) provision for
      doubtful accounts                               43,359       (3,399)
    Increase in trade accounts receivable           (508,792)    (586,133)
    Increase in other receivables                    (14,614)     (50,850)
    Decrease in notes receivables                     79,594       36,985
    (Increase) decrease in inventories               (73,104)     985,856
    Increase in prepaid expenses and
      other assets                                  (189,393)     (45,291)
    Increase in accounts payable                      46,440       73,869
    Increase (decrease) in accrued payroll
      and related expenses                            40,481         (958)
    Increase in accrued expenses
      and other liabilities                          238,101       20,409
                                                  ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            168,658      846,718


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                            (224,905)     (30,331)
                                                  ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES               (224,905)     (30,331)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt             (60,119)     (55,471)
    Increase (decrease) in notes payable
      to bank                                        320,000     (719,000)
    Issuance of common stock                            -          51,647
                                                  ----------   ----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     259,881     (722,824)

Net increase in cash                                 203,634       93,563

Cash at beginning of year                            207,995      119,233
                                                  ----------   ----------
CASH AT END OF THREE-MONTH PERIOD                   $411,629      212,796
                                                  ==========   ==========



See accompanying notes to consolidated financial statements.



                   PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated financial statements for the three-months ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at September 30, 1996 and the results of operation for the period then ended have been made. All such adjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.


2.    NOTES RECEIVABLE:

      During fiscal year 1995, a customer converted a trade receivable balance to a term note. The note is payable in monthly installments of principal and interest and matures on June 15, 1997. The note bears interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.


3.    INVENTORIES:

      Inventories consisted of the following:

                                     September 30, 1996     June 30, 1996
                                     ------------------     -------------
      Finished goods                     $1,874,281           1,724,468
      Work in process                       334,122             307,763
      Raw materials                       1,818,746           1,921,814
                                         ----------          ----------
                                         $4,027,149           3,954,045
                                         ==========          ==========

4.    NOTES PAYABLE TO BANK:

      Pacer has a line of credit which is cross-collateralized by trade accounts receivable, inventory, and certain equipment. The current line of credit bears interest at the bank's prime rate (8.25% at September 30, 1996) plus .5% and is payable on demand. Total borrowings on the line of credit amounted to $1,995,000 at September 30, 1996.

      Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 1.5% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $170,833 at September 30, 1996.

      The line of credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on all dividends. Pacer was in compliance with all debt covenants at September 30, 1996.

      Pacer also has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2%. Total principal outstanding on this credit facility was $500,412 as of September 30, 1996. All borrowings are secured by certain assets of Pacer.


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




RESULTS OF OPERATIONS
---------------------
Net sales for the quarter ended September 30, 1996 increased $698,566, or 12% over the comparable quarter in fiscal year 1995. This rise in revenues was attributed to growth in most product lines resulting from improvements in worldwide market share.

Cost of sales for the quarter was $4,254,283, or 64% of sales. This represents an increase of $166,855, or 4% over the comparable period in fiscal year 1995. This rise was primarily due to increased volume and demand for a more favorable product mix.

Selling, General & Administrative expenses for the quarter ended September 30, 1996 were $1,717,008, or 26% of sales. This represents an increase of $301,966, or 21% over the comparable quarter in the prior year. The rise in expenditures was attributed to volume related marketing expenses, the timing of certain promotional and advertising costs, and charges incurred in conjunction with a proposed acquisition that did not materialize.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of approximately $33,339 were recorded during the first quarter of fiscal year 1997. Management believes the Super Glue product line will continue to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the quarter ended September 30, 1996 were $81,903, or 1% of sales. This represents a decrease of $31,789, or 28% over the comparable quarter in the prior year. This change was primarily due to a drop in interest expense, partially offset by an increase in early payment discounts as more customers elected to utilize discounted payment terms.

The Company's effective tax rate for financial reporting purposes was approximately 45% for the first quarter of fiscal year 1996.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash generated by all activities during the first quarter of fiscal year 1997 was $203,634 compared to $93,563 during the comparable period in fiscal year 1996.

Cash provided by operating activities during the first quarter of fiscal year 1997 was $168,658 versus $846,718 during the comparable period in fiscal year 1996. The inventory reduction plan implemented in June 1995 was the main contributor to this change. The decrease in inventory levels was the highest generator of cashflow among operating activities in the first quarter of fiscal year 1996. Cashflow from operations was positively impacted in the first quarter of fiscal year 1997 by higher net income and volume related accrued expenses. This was partially offset by an increase in prepayments to suppliers for capital equipment purchases and by a minor volume related increase in inventories.

Cash used in investing activities during the first quarter of fiscal year 1997 was $224,905 compared to $30,331 during the comparable period in fiscal year 1996. This change was due to an increase in capital equipment purchases designed to improve manufacturing efficiency and productivity.

Cash provided by financing activities during the first quarter of fiscal year 1997 was $259,881 versus cash consumed of $722,824 in fiscal year 1996. Fluctuation in bank borrowings was the main contributor to this change. Bank borrowings fell in the first quarter of fiscal year 1996 due to cash generated from the Company's inventory reduction program and net income from operations. Cashflow was positively impacted in the first quarter of fiscal year 1997 as bank borrowings were utilized to finance increased capital expenditures and meet working capital needs.

The Company anticipates continued utilization of its line of credit primarily to finance working capital requirements throughout fiscal year 1997.




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





November 14, 1996    /s/James T. Munn
                     ---------------------------------
                     James T. Munn
                     President/Chief Executive Officer






November 14, 1996    /s/Roberto J. Cavazos, Jr.
                     ---------------------------------
                     Roberto J. Cavazos, Jr.
                     Chief Financial Officer

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





November 14, 1996     _____________________________________
                      By: James T. Munn
                          President/Chief Executive Officer






November 14, 1996    --------------------------------------
                     By: Roberto J. Cavazos, Jr.
                         Chief Financial Officer