Form 10QSB
period 1996-12-31
PACER TECHNOLOGY
filed 1997-02-14
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

 x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      December 31, 1996.
      -----------------
                                     OR

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from__________ to__________


      Commission file number 0-8864


                     PACER TECHNOLOGY
-----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
------------------------------------------------------------------
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

Common stock, no par value, shares outstanding as of December 31, 1996 were 15,713,475.

                                       PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS



                             ASSETS
                                                      December 31, June 30,
                                                         1996        1996
                                                      (Unaudited) (Unaudited)
                                                      ----------  ----------
CURRENT ASSETS:
 Cash                                                 $   235,911    207,995
 Trade receivables, less allowance for doubtful
    accounts of $455,851 and $388,525 respectively
    (note 2)                                            4,486,178  4,515,127
 Other receivables                                        248,716    188,737
 Notes receivable - Current (note 2)                      130,087    218,165
 Inventories (note 3)                                   4,094,312  3,954,045
 Prepaid expenses                                         252,245    340,748
 Deferred income taxes                                    534,369    534,369
                                                       ---------- ----------
    Total current assets                                9,981,818  9,959,186

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   5,310,354  5,048,375
 Accumulated depreciation & amortization               (3,801,617)(3,652,989)
                                                       ---------- ----------
  Total Equipment & Leasehold Improvements              1,508,737  1,395,386
 Deferred income taxes                                     36,110     36,110
 Cost in excess of net assets of businesses
   acquired, net                                        1,775,084  1,859,290
 Other Assets                                              19,944     30,544
                                                       ---------- ----------
   Total Assets                                       $13,321,693 13,280,516
                                                       ========== ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                             $ 1,300,000  1,675,000
 Current installments of long-term debt                   225,672    225,672
 Accounts payable                                       1,881,930  2,382,718
 Accrued payroll and related expenses                     526,210    298,006
 Other accrued expenses                                 1,096,413    862,779
                                                        ---------  ---------
   Total Current Liabilities                            5,030,225  5,444,175

Long-term debt, excluding current
   installments (note 4)                                  384,334    505,692
                                                       ---------- ----------
   Total Liabilities                                    5,414,559  5,949,867


STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,713,475 shares
    at Dec 31, 1996 and 15,213,475 at
    June 30, 1996.                                      8,198,865  8,105,115

  Accumulated deficit                                     337,737  (144,998)
  Notes receivable from directors (note 5)               (629,468) (629,468)
                                                       ---------- ---------
     Total stockholders' equity                         7,907,134  7,330,649
                                                       ---------- ---------
     Total Liabilities & Stockholders' Equity         $13,321,693 13,280,516
                                                       ========== ==========

Note: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.



                            PACER TECHNOLOGY & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS




                                   Three-Months Ended      Six-Months Ended
                                       December 31,            December 31,
                                    1996        1995        1996        1995
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                 ----------  ----------  ----------  ---------
    NET SALES                    $ 5,898,868   5,007,074 12,572,462  10,982,102
    COST OF SALES                  3,808,690   3,346,312  8,062,973   7,433,740
                                  ----------  ---------- ---------- -----------
      Gross Profit                 2,090,178   1,660,762  4,509,489   3,548,362

    SELLING, GENERAL &
      ADMINISTRATIVE EXPENSES      1,567,257   1,430,245  3,284,265   2,845,287
                                  ----------  ---------- ---------- -----------
      Operation Income               522,921     230,517  1,225,224     703,075


    OTHER (INCOME) EXPENSE:

      Interest expense, net           18,739      91,391    84,322      203,628
      Other, net                     (67,944)     14,133   (51,624)      15,588
                                  ----------  ---------- ---------- -----------
    Income before income taxes       572,126     124,993  1,192,526     483,859

    Income tax expense               431,210      22,900    709,791     129,900
                                  ----------  ---------- ---------- -----------
    NET INCOME                   $   140,916     102,093    482,735     353,959
                                  ========== =========== ========== ===========
    Income per common
      share and common share
      equivalent
      Primary:
      Net income                 $      0.01        0.01       0.03       0.02
                                  ========== =========== ========== ==========
    Weight average common share
      and common share
      equivalents outstanding     16,772,226  16,206,496 16,772,226 16,206,496
                                  ========== =========== ========== ==========



    See accompanying notes to consolidated financial statements.




                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Six-MonthsEnded
                                                            December 31,
                                                         1996        1995
                                                     (Unaudited)  (Unaudited)
                                                     ----------   ----------
NET INCOME (LOSS)                                      $482,735      353,959
Adjustments to reconcile net earnings to
  net cash provided by operating activities:
    Depreciation                                         235,085     233,109
    Amortization of other assets                          94,806      94,806
    (Gain) loss on sale or disposition
      of property and equipment                          (76,000)      1,360
    Increase (decrease) provision for doubtful
      accounts                                            67,326     (14,940)
    (Increase) decrease in trade accounts
      receivable                                         (38,377)   (251,131)
    (Increase) decrease in other receivables             (59,979)    (52,774)
    (Increase) decrease in notes receivables              88,078      70,030
    (Increase) decrease in inventories                  (140,267)  1,510,987
    decrease in prepaid expenses
      and other assets                                    88,503      (2,076)
    Increase (decrease) in accounts payable             (500,789)   (347,546)
    Increase (decrease) in accrued payroll
      and related expenses                               228,204     112,702
    Increase (decrease) in accrued expenses
      and other liabilities                              233,636    (102,203)
                                                       ---------   ---------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                           702,961   1,606,285

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment          76,000         (50)
    Capital expenditures                                (348,437)    (49,624)
                                                       ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                   (272,437)    (49,674)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of long-term debt                              -           -
    Principal payments on long-term debt                (121,358)   (112,124)
    Principal payments on obligations under
      capital lease                                         -           -
    Decrease in notes payable
      to bank                                           (375,000) (1,567,000)
    Issuance of common stock                              93,750     111,337
                                                      ----------  ----------
NET CASH USED BY FINANCING ACTIVITIES                   (402,608) (1,567,787)

Net increase (decrease) in cash                           27,916     (11,176)

Cash at beginning of year                                207,995     119,233
                                                      ----------  ----------
CASH AT END OF SIX-MONTH PERIOD                       $  235,911     108,057
                                                      ==========  ==========


See accompanying notes to consolidated financial statements.




                   PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)



1.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated financial statements for the six-monthsended December 31, 1996 and 1995 have been prepared by the Company withoutaudit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at December 31, 1996 and theresults of operation for the period then ended have been made. All suchadjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes there to included in the Company's Annual Report to shareholders. The results ofoperations for the period ended December 31, 1996 are not necessarily indicative of the operating results for the full year.


2.    NOTES RECEIVABLE:

      During fiscal year 1996, a customer converted a trade receivable balance to a term note. The note is payable in monthly installments of principal and interest and matures on June 15, 1997. The note bears interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.


3.    INVENTORIES:

      Inventories consisted of the following:

                                       December 31, 1996      June 30, 1996
                                       -----------------      -------------
      Finished goods                     $1,720,003              1,724,468
      Work in process                       339,421                307,763
      Raw materials                       2,034,888              1,921,814
                                         $4,094,312              3,954,045
                                         ==========              =========

4.    NOTES PAYABLE TO BANK:

      Pacer has a line of credit which is cross-collateralized by trade accounts receivable, inventory, and certain equipment. The current line of credit bears interest at the bank's prime rate (8.25% at December 31, 1996) plus .5% and is payable on demand. Total borrowing on the line of credit amounted to $1,300,000 at December 31, 1996.

      The line of credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants, including a restriction on all dividends. Pacer was in compliance with all debt covenants at December 31, 1996.

      Pacer also entered into a promissory note agreement whereby Pacer can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 1.5% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $158,333 at December 31, 1996.

      Additionally, the company has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2%. Total principal outstanding on this credit facility was $451,672 as of December 31, 1996. All borrowings are secured by certain assets of Pacer.

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

RESULTS OF OPERATIONS
----------------------
Net sales for the second quarter ended December 31, 1996 increased by 18% to $5,898,868 from $5,007,074 for the same quarter last year. Net sales for the six month period ended December 31, 1996 increased by 14% to $12,572,462 from $10,982,102 during the same period in the prior year. Domestic sales increased by 14% for the second quarter to represent 82% of total revenue in fiscal year 1997. For the six month period, domestic sales improved by 13% to represent 84% of Pacer's total revenues. These increases were driven primarily by Pacer's Super Glue and cosmetic private label product sales to existing accounts. Sales to customers outside the United States increased by 37% for the second quarter to represent 18% of total revenues in fiscal year 1997. For the six month period, international sales increased by 21% and represented 16% of the Pacer's total revenues. The international increases were attributed to increased demand for the Company's private label consumer and cosmetic private label products.

Cost of sales for the quarter was $3,808,690, or 65% of sales. This represents an increase of $462,378, or 14% over the comparable period in fiscal year 1996. This rise was primarily due to increased volume partially offset by demand for a more favorable product mix. For the six month period ended December 31, 1996, cost of sales was $8,062,973, or 64% of sales. This increase of $629,233, or 8% over the same period in the prior year was attributed to higher volume, partially offset by demand for a more favorable product mix.

Selling, general & administrative expenses for the quarter ended
December 31, 1996 were $1,567,257 or 27% of sales. This represented an increase of $137,012 or 10% over the comparable quarter in the prior year. For the six month period ended December 31, 1996, Selling, General and Administrative expenses were $3,284,265, or 26% of sales. This resulted in an increase of $439,578, or 15% over the same period in the prior year. The increase for both periods was attributed to volume related marketing expenses, promotion and advertising costs and expenses pertaining to a proposed acquisition that did not materialize.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,339 and $66,678 were recorded during the second quarter and six month period ended December 31, 1996 respectively. Management believes the Super Glue product line will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the quarter ended December 31, 1996 was $18,739 compared to $91,391 for the same period in fiscal year 1996. For the six month period ended December 31,1996, interest expense was $84,322 versus $203,628 during the same period in the prior year. These expense reductions were attributed primarily to lower utilization of the Company's banks line of credit.

Other income for the quarter ended December 31, 1996 was $67,944.
This was mainly attributed to a one time gain of $76,000 from the disposition of surplus equipment, partially offset by early payment discounts granted to customers. For the six month period ended December 31, 1996, other income was $51,624, primarily due to the one time gain from the disposition of surplus equipment recorded during the second quarter of fiscal year 1997.

Pacer Technology is currently undergoing a tax audit by the Internal Revenue Service for fiscal years 1994 and 1995. While the results of this audit have not been concluded, the company has recorded a one time income tax charge of $160,000 for a potential liability pertaining to transfer pricing during fiscal 1994 and 1995 between the U.S. parent company and its wholly owned subsidiary Pacer Tech LTD. Excluding this one time charge, the company's effective tax rate was 47% and 46%, respectively for the second quarter and six month period ended December 31,1996.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
Net cash provided by all activities during the first six months of fiscal year 1997 was $27,916 compared to cash consumed of $11,176 during the comparable period in fiscal year 1996.

Cash provided by operating activities during the first half of fiscal year 1997 was $702,961 versus $1,606,285 during the comparable period in fiscal year 1996. This change was mainly attributed to an inventory reduction plan implemented in June 1995 that ultimately resulted in the most significant generator of operating cash flow during the first six months of fiscal year 1996. Cash flow from operations during the first six months of fiscal year 1997 was positively impacted by an improvement in net income, an increase in accrued liabilities and a decrease in prepaid expenses compared to the same period in the prior year. The increase in accrued liabilities was attributed primarily to income taxes payable related to a potential income tax liability pertaining to the I.R.S. audit for fiscal years 1994 and 1995. The decrease in prepaid expenses was attributed to a reduction in prepayments to suppliers. Increases in inventory coupled with a decrease in accounts payable negatively impacted cash flow for the six month period ended December 31,1996. The increase in inventory was volume related, while the decrease in accounts payable was primarily attributed to the timing of purchases for certain raw materials.

Cash used in investing activities during the six month period ended December 31, 1996 was $272,437 compared to $49,674 during the comparable period in the prior year. This change was due to increased purchases for capital equipment to improve the company's manufacturing efficiency and productivity.

Cash consumed by the company's financing activities was $402,608 during the first six months of fiscal year 1997 versus $1,567,787 during the same period in fiscal year 1996. This change was attributed primarily to the significant reduction of bank borrowings during fiscal year 1996 from cash generated by the Company's inventory reduction program.

The Company anticipates that cash generated from operations coupled with continued utilization of its line of credit will provide the necessary funding to meet its capital equipment needs and working capital requirements during the balance of fiscal year 1997.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





February 14, 1997    /s/James T. Munn
                     ---------------------------------
                     James T. Munn
                     President/Chief Executive Officer






February 14, 1997    /s/Roberto J. Cavazos, Jr.
                     ---------------------------------
                     Roberto J. Cavazos, Jr.
                     Chief Financial Officer

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     PACER TECHNOLOGY





February 14, 1997    _____________________________________
                     By: James T. Munn
                         President/Chief Executive Officer






February 14, 1997    _____________________________________
                     By: Roberto J. Cavazos, Jr.
                         Chief Financial Officer

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          JUN-30-1997
[PERIOD-START]                             JUL-01-1996
[PERIOD-END]                               DEC-31-1996
[CASH]                                             236
[SECURITIES]                                         0
[RECEIVABLES]                                     4486
[ALLOWANCES]                                       456
[INVENTORY]                                       4094
[CURRENT-ASSETS]                                  9982
[PP&E]                                            5310
[DEPRECIATION]                                    3802
[TOTAL-ASSETS]                                   13322
[CURRENT-LIABILITIES]                             5030
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          8199
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                     13322
[SALES]                                          12572
[TOTAL-REVENUES]                                 12572
[CGS]                                             8063
[TOTAL-COSTS]                                    11347
[OTHER-EXPENSES]                                  (52)
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                  84
[INCOME-PRETAX]                                   1193
[INCOME-TAX]                                       710
[INCOME-CONTINUING]                               1193
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       483
[EPS-PRIMARY]                                      .03
[EPS-DILUTED]                                      .03