Form 10QSB
period 1997-03-31
PACER TECHNOLOGY
filed 1997-05-12
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     March 31, 1997.
    ---------------
                               OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-- EXCHANGE ACT OF 1934 For the Transition period from _________ to ____________


     Commission file number 0-8864


                     PACER TECHNOLOGY
 _________________________________________________________________
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
______________________________________________________________________
(State or other jurisdiction
 of incorporation or organization)   (IRS Employer Identification No.)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
----------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
----------------------------------------------------------------------
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

Common stock, no par value, shares outstanding as of March 31, 1997 were 15,770,975.


                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                       March 31,    June 30,
                                                          1997         1996
                                                      (Unaudited)  (Unaudited)
CURRENT ASSETS:                                       -----------  -----------
 Cash                                                 $   262,535     207,995
 Trade receivables, less allowance for doubtful
    accounts of $500,832 and $388,525 respectively
    (note 2)                                            5,022,847   4,515,127
 Other receivables                                        208,096     188,737
 Notes receivable - Current (note 2)                      118,636     218,165
 Inventories (note 3)                                   4,433,612   3,954,045
 Prepaid expenses                                         123,766     340,748
 Deferred income taxes                                    534,369     534,369
                                                       ----------  ----------
    Total current assets                               10,703,861   9,959,186

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   5,474,649   5,048,375
 Accumulated depreciation & amortization               (3,920,758) (3,652,989)
                                                       ----------  ----------
  Total Equipment & Leasehold Improvements              1,553,891   1,395,386
 Deferred income taxes                                     36,110      36,110
 Cost in excess of net assets of businesses
   acquired, net                                        1,732,981   1,859,290
 Other Assets                                              14,644      30,544
                                                       ----------  ----------
   Total Assets                                       $14,041,487  13,280,516
                                                       ==========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                             $ 1,209,000   1,675,000
 Current installments of long-term debt                   225,672     225,672
 Accounts payable                                       2,190,611   2,382,718
 Accrued payroll and related expenses                     503,555     298,006
 Other accrued expenses                                 1,254,378     862,779
                                                       ----------  ----------
   Total Current Liabilities                            5,383,216   5,444,175

Long-term debt, excluding current
   installments (note 4)                                  322,168     505,692
                                                       ----------  ----------
   Total Liabilities                                    5,705,384   5,949,867

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,770,975 shares
    at Mar 31, 1997 and 15,213,475 at
    June 30, 1996.                                      8,216,833   8,105,115
  Accumulated deficit                                     690,300    (144,998)
  Notes receivable from directors (note 5)               (571,030)   (629,468)
     Total stockholders' equity                         8,336,103   7,330,649
                                                       ----------  ----------
     Total Liabilities & Stockholders' Equity         $14,041,487  13,280,516
                                                       ==========  ==========

Note:The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.


                       PACER TECHNOLOGY & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                           Three-Months Ended       Nine-Months Ended
                                March 31,                March 31,
                            1997        1996         1997        1996
                         (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
                         ---------- -----------    ----------  ----------
NET SALES               $ 6,606,612   5,490,031    19,179,074  16,472,133
COST OF SALES             4,279,165   3,679,908    12,342,138  11,113,648
                         ---------- -----------    ----------  ----------
 Gross Profit             2,327,447   1,810,124     6,836,936   5,358,485

SELLING, GENERAL &
 ADMINISTRATIVE EXPENSES  1,661,735   1,361,315     4,946,000   4,206,602
                         ----------  ----------    ----------  ----------
 Operating Income           665,712     448,809     1,890,936   1,151,884

  OTHER (INCOME) EXPENSE:

 Interest expense, net       73,595      62,470       157,917     266,098
 Other (income) expense, net (9,278)      7,111       (60,902)     22,699
                            -------- ----------     ----------  ----------
 Income before income taxes 601,395     379,228     1,793,921     863,087

 Income tax expense         248,831      97,600       958,622     227,500
                          ---------  ----------     ----------  ----------
  NET INCOME            $   352,564     281,628       835,299     635,587
                          =========  ==========     ==========  ==========
   Income per common
    share and common share
    equivalent
    Primary:

    Net income
   (rounded to $ 0.01) $       0.02        0.02          0.05         0.04
                          =========  ==========     ==========   ==========
 Weighted average
  common shares
  and common share
  equivalents
  outstanding:           18,135,780  16,037,002     18,135,780   16,037,002
                         ==========  ==========     ==========   ==========


    See accompanying notes to consolidated financial statements.


                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Nine-Months Ended
                                                         March 31,
                                                      1997        1996
                                                  (Unaudited)  (Unaudited)
                                                  ----------    ---------
NET INCOME (LOSS)                                   $835,298      635,587
Adjustments to reconcile net earnings to
net cash provided by operating activities:
    Depreciation                                     356,226      349,588
    Amortization of other assets                     142,209      142,209
    (Gain) loss on sale or disposition
      of property and equipment                      (76,000)       1,360
    Increase provision for doubtful
      accounts                                       112,307       23,714
    (Increase) in trade accounts
      receivable                                    (620,027)    (156,815)
    (Increase) in other receivables                  (19,359)     (79,165)
    Decrease in notes receivables                     99,529      113,118
    (Increase) decrease in inventories              (479,567)   1,688,275
    (Increase) decrease in prepaid expenses
      and other assets                               216,982     (119,750)
    Increase (decrease) in accounts payable         (192,108)      25,089
    Increase in accrued payroll and related
       expenses                                      205,549       90,471
    Increase (decrease) in accrued expenses
      and other liabilities                          391,601     ( 35,349)

NET CASH PROVIDED BY OPERATING                    ----------   ----------
    ACTIVITIES                                       972,640    2,678,332

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment      76,000          (50)
    Capital expenditures                            (514,732)    (131,048)
                                                  ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES               (438,732)    (131,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt            (183,524)    (170,202)
    Decrease in notes payable to bank               (466,000)  (2,533,000)
    Repayment of Notes Receivables
       from Director                                  58,438        -
    Issuance of common stock                         111,718      117,952
                                                   ---------   ----------
NET CASH USED BY FINANCING ACTIVITIES               (479,368)  (2,585,250)

Net increase (decrease) in cash                       54,540      (38,016)

Cash at beginning of year                            207,995      119,233
                                                   ---------   -----------
CASH AT END OF NINE-MONTH PERIOD                  $  262,535       81,217
                                                   =========   ===========


See accompanying notes to consolidated financial statements.


                   PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements for the nine-months ended March 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at March 31, 1997 and the results of operation for the period then ended have been made. All such adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


2.   NOTES RECEIVABLE:

     During fiscal year 1996, a customer converted a trade receivable balance to a term note. The note is payable in monthly installments of principal and interest and matures on June 15, 1997. The note bears interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.


3.   INVENTORIES:

     Inventories consisted of the following:

                                      March 31, 1997      June 30, 1996
                                      --------------      -------------
     Finished goods                     $1,862,117           1,724,468
     Work in process                       354,689             307,763
     Raw materials                       2,216,806           1,921,814
                                      --------------      -------------
                                        $4,433,612           3,954,045
                                      ==============      =============

4.   NOTES PAYABLE TO BANK:

     Pacer has a line of credit which is cross-collateralized by trade accounts receivable, inventory, and certain equipment. The current line of credit bears interest at the bank's prime rate (8.50% at March 31, 1997) plus .50% and is payable on demand. Total borrowing on the line of credit amounted to $1,209,000 at March 31, 1997.

      The line of credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants. Pacer was in compliance with all debt covenants at March 31, 1997.

      Pacer also entered into a promissory note agreement whereby the company can borrow up to an aggregate of $250,000. The promissory note bears interest at prime plus 1.5% and is payable in monthly installments of principal and interest. The principal outstanding on this note was $145,834 at March
      31, 1997.



      Additionally, the company has a term loan agreement providing for maximum borrowings of $1,000,000 bearing interest at a rate of prime plus 2%. Total principal outstanding on this credit facility was $402,006 as of March 31, 1997. All borrowings are secured by certain assets of Pacer.


5.   NOTES RECEIVABLE FROM DIRECTORS:

     On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) plus simple interest of 7.8% per annum payable to Pacer Technology. One of these notes was paid in full on January 13, 1997, plus interest accrued as of the date of payment. On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 27, 1998 and October 19, 1998, respectively; subject to the provisions regarding prepayment noted below.

     The remaining Notes are secured by 100,000 and 485,000 shares, respectively, of the Company's common stock as provided in a Security Agreement between the Company and each Director.

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


RESULTS OF OPERATIONS
---------------------
Net sales for the third quarter ended March 31, 1997 increased by 20% to $6,606,612 from $5,490,031 for the same quarter last year. Net sales for the nine month period ended March 31, 1997 increased by 16% to $19,179,074 from $16,472,133 during the same period in the prior year. Domestic sales increased by 23% for the third quarter to represent 81% of total revenue in fiscal year 1997. For the nine month period, domestic sales improved by 15% to represent 83% of Pacer's total revenues. These increases were driven primarily by Pacer's Super Glue, consumer, and cosmetic private label product sales. Sales to customers outside the United States increased by 23% for the third quarter to represent 19% of total revenues in fiscal year 1997. For the nine month period, international sales increased by 22% and represented 17% of the Company's total revenues. The international increases were attributed to increased demand for the Company's private label consumer and cosmetic products.

Cost of sales for the quarter was $4,279,165, or 65% of sales. This represents an increase of $599,257, or 16% over the comparable period in fiscal year 1996. This rise was primarily due to increased volume partially offset by demand for a more favorable product mix. For the nine month period ended March 31, 1997, cost of sales was $12,342,138, or 64% of sales. This increase of $1,228,490, or 11% over the same period in the prior year was attributed to higher volume, partially offset by demand for a more favorable product mix.

Selling, general & administrative expenses for the quarter ended March 31, 1997 were $1,661,735 or 25% of sales. This represented an increase of $300,420 or 22% over the comparable quarter in the prior year. For the nine month period ended March 31, 1997, Selling, General and Administrative expenses were $4,946,000, or 26% of sales. This resulted in an increase of $739,398, or 18% over the same period in the prior year. The increase for both periods was attributed to volume related marketing expenses, promotion, advertising costs, and investor relations fees. Additional accounting fees were incurred pertaining to a transfer pricing study and for a proposed acquisition that did not materialize.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,339 and $100,016 were recorded during the third quarter and nine month period ended March 31, 1997 respectively. Management believes the Super Glue product line will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the quarter ended March 31, 1997 was $73,595 compared to $62,470 for the same period in fiscal year 1996. For the nine month period ended March 31,1997, interest expense was $157,917 versus $266,098 during the same period in the prior year. This expense reduction was attributed primarily to lower utilization of the Company's bank line of credit.

For the nine month period ended March 31, 1997, other income was $60,902, primarily due to the one time gain from the disposition of surplus equipment recorded during the second quarter of fiscal year 1997.

Pacer Technology is currently undergoing a tax audit by the Internal Revenue Service for fiscal years 1994 and 1995. While the results of this audit have not been concluded, the company has recorded a one time income tax charge of $160,000 for a potential liability pertaining to transfer pricing during fiscal years 1994 and 1995 between the U.S. parent company and its wholly owned subsidiary Pacer Tech Ltd. Excluding this one time charge, the company's effective tax rate was 41% and 45%, respectively for the third quarter and nine month period ended March 31,1997.




LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Net cash provided by all activities during the first nine months of fiscal year 1997 was $54,540 compared to cash consumed of $38,016 during the comparable period in fiscal year 1996.

Cash provided by operating activities during the first nine months of fiscal year 1997 was $972,640 versus $2,678,332 during the comparable period in fiscal year 1996. This change was mainly attributed to an inventory reduction plan implemented in June 1995 that ultimately resulted in the most significant generator of operating cash flow during the first nine months of fiscal year 1996. Cash flow from operations during the first nine months of fiscal year 1997 was positively impacted by an improvement in net income, an increase in accrued liabilities and a decrease in prepaid expenses compared to the same period in the prior year. The increase in accrued liabilities was attributed primarily to income taxes payable for a potential liability pertaining to the I.R.S. audit for fiscal years 1994 and 1995, and timing related expenses pertaining to payroll and fringe benefits. The decrease in prepaid expenses was attributed to a reduction in prepayments to suppliers. In addition to a decrease in accounts payable, increases in inventory and accounts receivable negatively impacted cash flow for the nine month period ended March 31,1997.
The increases in inventory and accounts receivable were volume related, while the decrease in accounts payable was mainly attributed to the timing of purchases for certain raw materials.

Cash used in investing activities during the nine month period ended March 31, 1997 was $438,732 compared to $131,098 during the comparable period in the prior year. This change was due to increased purchases for capital equipment to improve the company's manufacturing efficiency and productivity.

Cash consumed by the company's financing activities was $479,368 during the first nine months of fiscal year 1997 versus $2,585,250 during the same period in fiscal year 1996. This change was attributed primarily to the significant reduction of bank borrowings during fiscal year 1996 from cash generated by the Company's inventory reduction program.

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


                            PACER TECHNOLOGY



      May 8, 1997    /s/James T. Munn
                     ---------------------------------
                     James T. Munn
                     President/Chief Executive Officer






      May 8, 1997    /s/Roberto J. Cavazos, Jr.
                     ---------------------------------
                     Roberto J. Cavazos, Jr.
                     Chief Financial Officer




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PACER TECHNOLOGY




   May 8, 1997       _____________________________________
                     By: James T. Munn
                         President/Chief Executive Officer






   May 8, 1997       _____________________________________
                     By: Roberto J. Cavazos, Jr.
                         Chief Financial Officer