Form 10KSB
period 1997-06-30
PACER TECHNOLOGY
filed 1997-09-10
CIK 275866

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB
(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934[Fee Required] for the fiscal year ended June 30, 1997

__ Transition report under section 13 or 15(d) of the Securities Exchange
   Act of 1934 [No Fee Required] for the transition period from ______ to __________ Commission file number 0-8864

                               PACER TECHNOLOGY
                  -----------------------------------------------
                   (Name of small business issuer in Its charter)

              California                           77-0080305
       ------------------------------     ---------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

        9420 Santa Anita Avenue
        Rancho Cucamonga, California                        91730
      ----------------------------------------          ------------
      (Address of principal executive offices)           (Zip Code)

      Issuer's telephone number (909) 987-0550
                                --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, no par value
                         ----------------------------
                             (Title of Class)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
Yes xxx   No
    ---     ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---
The issuer's revenues for its most recent fiscal year were $25,677,840.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 1997 was $14,265,671 (computed by reference to the average bid and asked prices of such stock on August 1, 1997, as reported in the over-the-counter market.)

The number of shares outstanding of the registrant's Common Stock, as of August 1, 1997, was 15,849,975 shares.

Documents incorporated by reference. Pacer Technology's definitive Proxy State-ment dated September 5, 1997 for the 1997 annual meeting of shareholders-
- -Part III.

Transitional Small Business Disclosure Format:    Yes     No X
                                                  ---       ---
                                   This document contains   29   pages;
                                   the index to exhibits is on page   26 .

                                       PART I

Item 1.  Description of Business

Background
- ----------
Pacer Technology (the "Company") is engaged in the business of manufacturing and marketing high performance adhesives, sealants, and related products. The Company sells these products worldwide under both private label and proprietary trademarks to industrial, consumer, automotive aftermarket and hobby markets. The Company was formed in 1975 as a Wyoming corporation and was reincorporated in California in 1984.

On August 1, 1992, the Company acquired Novest, Inc., a privately-held corpora-tion. This product line includes adhesives, sealants and lubricants for engine and body parts, trim applications and accessories.

On October 15, 1993, Pacer acquired the assets of MEXLONIC (formerly Super Glue Corporation), a manufacturer and packager of adhesive products and plastic mold-ed clips for use in automotive, stationery, hardware, home, office and school applications.

Major Customers And Export Sales
- --------------------------------
Pacer did not have net sales to any one individual customer greater than 10% of total net sales in either 1997, 1996 or 1995.


PRINCIPAL MARKETS FOR ADHESIVE PRODUCTS

Industrial
- ----------
The Company's products are sold in the industrial market for use in automotive, aerospace, electronic, O.E.M. and maintenance repair applications.

Consumer
- -------
The major thrust of Pacer's consumer division consists of products from Super Glue Corporation. These products include a nationally known brand of adhesives, sealants, and related products for use in automotive, stationery, hardware, home, office and school applications. The remaining lines in the division con-sist primarily of products demanded by customers who have existing product lines other than adhesives and wish to expand their product base to include adhesive products. In these cases, the Company packages the product requested in con-tainers labeled with the customer's private label trademark.

Hobby
- -----
The Company markets several types of adhesives and related products which may be used for various project and model assembly requirements.

Automotive Aftermarket
- ----------------------
Pacer's automotive aftermarket product line, PRO SEAL, includes adhesives, seal-ants and lubricants for engine and body parts, trim applications and accessor-ies.

Marketing
- ---------
Pacer's products are marketed domestically and internationally. Foreign sales accounted for 18% of total revenues in 1997, and 16% of total revenues in 1996 and 1995. Company products are sold to the industrial market by Pacer sales personnel and through independent distributors. The Company provides technical service and sales support using factory trained personnel and sales represent-atives. Pacer products are sold to dealers and model shops in the hobby market through a network of master distributors. In the consumer market sector, pro-ducts are sold by Pacer sales personnel and independent representatives and distributed through mass merchandising retail outlets. Automotive aftermarket products are sold by Pacer sales personnel and independent representatives and distributed through retail automotive, professional repair and installation, agri-business and heavy duty truck outlets.

Research and Development
- ------------------------
Research and Development expenditures were approximately $348,000, $245,000 and $365,000 in fiscal years 1997, 1996 and 1995, respectively.

Source and Availability of Raw Materials
- ----------------------------------------
The Company's primary source of raw material is subject to tariff and quota controls, fluctuations in the value of the U.S. dollar on foreign currency ex-changes and related constraints associated with international trade. This material is readily available from several suppliers. Other raw materials are also purchased from suppliers for manufacture of the Company's plastic pack-aging. Supply of these materials is subject to availability of petroleum by-products.

Competitive Conditions Affecting the Company
- --------------------------------------------
The principal competitive factors affecting the Company's products are tech-nology, market coverage, price and service. Some of Pacer's competitors are larger and have substantially greater financial resources. The Company be-lieves it is on the leading edge of technology and is price competitive.

Subsidiaries
- ------------
The Company has two wholly owned subsidiaries. Pacer Tech Ltd., based in the United Kingdom, distributes products in the industrial, hobby, consumer, auto-motive aftermarket and private label markets in the United Kingdom and Europe. RECAP LTD. was formed in 1992 and is currently inactive.

Government Regulations
- ----------------------
Compliance with federal, state and local provisions regarding the production and discharge of materials into the environment is expected to have a minimal ad-verse effect on capital expenditures, earnings and the competitive position of the Company.

Employees
- ---------
At August 1, 1997, the Company employed 98 people on a regular full-time basis.

Item 2.  Description of Property

The Company's executive office, manufacturing facility and research and develop-ment facility are housed in a 50,000 square foot site in Rancho Cucamonga, Cali-fornia. This facility is leased under an operating lease expiring in June 2009. The Company leases a 10,000 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires April, 1999. The Company also leases a 14,000 square foot facility in Memphis, Tennessee to ware-house and distribute products to customers located in the Midwest and Eastern part of the U.S. This lease expires August 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                       PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Pacer Technology common stock is traded in the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "PTCH". High and low bid quotations are list-ed below:

                                    For the year ended June 30,
                                        1997               1996
                                  ----------------------------------
                                   HIGH      LOW     HIGH       LOW
      First Quarter               1 7/16      7/8   1 7/32     15/16
      Second Quarter              1 3/16    27/32   1 3/16     29/32
      Third Quarter              1 17/32    25/32        1     25/32
      Fourth Quarter              1 5/16    15/16    1 3/8     27/32

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The approximate number of shareholders of record of the Company's common stock as of August 1, 1997 was 2,267.

Since its incorporation, the Company has not paid any dividends on its common stock and does not anticipate dividend payments in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
                    Table 1 - Cost of Sales and Gross Margin as a
                                   Percentage of Sales

                                     1997          1996          1995
                                     ----          ----          ----
                    Net Sales        100%          100%          100%
                    Cost of Sales     64%           66%           68%
                    Gross Profit      36%           34%           32%


Comparison of 1997 to 1996
- --------------------------
Net sales increased $3,399,343 to $25,677,840, or 15% over the prior year. Domestic sales increased 13% to $20,988,623, and represented 82% of total revenues for fiscal year 1997. The domestic revenue growth was attributable to a substantial increase in sales of Super Glue, rapid growth in the cosmetic nail care sales to private label customers and steady sales of the ZAP Hobby line. International sales increased 28% to $4,689,217, and represented 18% of total revenues for fiscal year 1997. The international revenue growth was at-tributed to the Company's cosmetic nail care sales to private label customers in Western Europe and by significant gains in automotive aftermarket Pro Seal sales to customers in Eastern Europe.

Cost of sales for the year was $16,520,294, or 64% of sales. This represents an increase of $1,748,579, or 12% over the prior year. This rise was attribut-ed primarily to increased volume, as the Company experienced nominal increases in the cost of raw materials during fiscal year 1997. Cost of sales was favor-ably impacted by a reduction in manufacturing costs driven by continued vertical integration of the Company's manufacturing operations.

Selling, General & Administrative expenses were $6,595,513, or 26% of sales. This represents an increase of $932,558, or 16% over the prior year, of which 9% was related to sales and marketing expenses required to support the addition-al sales volume. The change in administrative expenses was led by a significant increase of 42% in Research and Development spending, primarily to support the growth in the Company's cosmetic nail care business. Spending increases for public relations, legal and accounting fees also contributed to the change in administrative expenses.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1997. Management believes the Super Glue product line will continue to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $75,752, or less than 1% of sales. This represents a decrease of $290,916, or 79% below the prior year. This improve-ment was primarily attributed to a reduction in interest expense for the util-ization of the Company's credit facility. A substantial improvement in profit-ability allowed the Company to reduce its reliance on bank borrowings during fiscal year 1997. Other income improved due to a one-time gain of approximate-ly $76,000 from the disposition of surplus equipment during fiscal year 1997.

Pacer Technology is currently undergoing a tax audit by the Internal Revenue Service for fiscal years 1994 and 1995. While the results have not been con-cluded, the Company has recorded an additional provision for a potential liabi-lity related to this audit. The Company's effective tax rate, excluding the additional provision, was approximately 45% for fiscal year 1997.

Comparison of 1996 to 1995
- --------------------------
Net sales increased $1,694,389 to $22,278,497, or 8% over the prior year. This growth was primarily due to increased revenue generated by most product lines during fiscal year 1996.

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

Selling, General & Administrative expenses were $5,662,955, or 25% of sales. These expenses included charges incurred in conjunction with due diligence activities for a proposed acquisition that did not materialize. This repre-sents a decrease of $823,480, or 13% below the prior year. This drop in ex-penditures was primarily attributed to savings realized through the Company's
reorganization plan coupled with reduced spending in most areas.   Selling,
General & Administrative expenses were also favorably impacted by reduced freight charges resulting from the improved utilization of the Company's Memphis, Tennessee distribution facility.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1996. Management believes the Super Glue product line will generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $366,668, or 2% of sales. This represents a decrease of $146,444, or 29% over the prior year. This decline was primarily attributed to interest expense associated with reduced utilization of the Company's credit facility. A substantial improvement in profitability and cash-flow generated from its inventory reduction plan allowed the Company to reduce its reliance on bank borrowings during fiscal year 1996.

The Company's effective tax rate for fiscal year 1996 after tax credits was 37%.

Liquidity and Capital Resources
- -------------------------------
Net cash provided by all activities in fiscal year 1997 was $86,303 versus $88,762 in the prior year.

Cash provided by operating activities during 1997 was $1,480,864 compared to $2,927,498 in fiscal year 1996. The significant rise of 31% in net income in fiscal year 1997 from fiscal year 1996 was a positive contributor to this change. The increases in trade accounts receivable and inventory were volume related, while the decrease in accounts payable was primarily attributed to the timing of payments for raw material purchases. The increase in prepaid expenses and other assets during fiscal year 1997 was caused primarily by ad-vances to suppliers for capital equipment purchases, and prepaid income taxes. The increase in deferred income taxes during fiscal year 1997 was due to timing differences pertaining to tax deductible expenses. Accrued expenses and other liabilities were higher in fiscal year 1997 due to volume related advertising and promotion expenses, as well as accrued legal and accounting fees. Also included was a provision for a potential income tax liability related to an I.R.S. audit for fiscal years 1994 and 1995.

Cash consumed by investing activities in 1997 was $478,560 compared to $243,015 in the prior year. This increase was the result of additional expenditures for capital equipment to further enhance the vertical integration of Pacer's manufacturing operations. This cash consumption was partially offset by proceeds from the sale of surplus equipment.

Cash consumed by financing activities in 1997 was $916,000, compared to $2,595,721 in the prior year. The primary uses of cash were the repayment of line of credit borrowings and long term debt to the Company's predominant bank. The exercise of certain stock options by employees provided a source of cash for the Company during fiscal year 1997.

Pacer anticipates continued utilization of the new credit facility with its predominant bank to supplement cash requirements for working capital, capital equipment purchases and potential acquisitions during the coming year. Manage-ment is of the opinion that such sources of cash are sufficient for the ensuing fiscal year.

Recently issued Accounting Pronouncements
- -----------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement
No. 128, "Earnings per Share". The new statement is effective for fiscal years ending after December 15, 1997. The Company does not believe that adoption of this new standard will have a material effect on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." The new statement is effective for both interim and annual periods beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of adopting this new standard on the consolidated financial statements.

Item 7.  Financial Statements

The following consolidated financial statements are included herein:

              Independent Auditors' Report

              Consolidated Balance Sheets - June 30, 1997 and 1996.

              Consolidated Statements of Operations - Years Ended
              June 30, 1997, 1996 and 1995.

              Consolidated Statements of Stockholders' Equity - Years Ended June 30, 1997, 1996 and 1995.

              Consolidated Statements of Cash Flows - Years Ended
              June 30, 1997, 1996 and 1995.

              Notes to Consolidated Financial Statements.


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
None

                            Independent Auditors' Report



To the Board of Directors
Pacer Technology:

We have audited the accompanying consolidated balance sheets of Pacer Tech-nology and subsidiaries as of June 30, 1997 and 1996, and the related consoli-dated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial state-ments based on our audits. We did not audit the financial statements of Pacer Tech. Limited, a wholly owned subsidiary, which statements reflect total assets constituting 11 percent and 9 percent and total revenues constituting 9 percent and 6 percent in 1997 and 1996, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for Pacer Tech. Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Technology and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.


                                            /s/ KPMG Peat Marwick LLP

Orange County, California
August 1, 1997

                          PACER TECHNOLOGY AND SUBSIDIARIES

                             Consolidated Balance Sheets

                               June 30, 1997 and 1996

ASSETS                                                      1997        1996
- ------                                                   --------     -------
Current assets:

  Cash                                                $   294,298     207,995
  Trade receivables, less allowance for doubtful
  accounts of $383,170 in 1997 and $388,525 in
  1996 (notes 2 and 6)                                   4,719,970   4,515,127
  Other receivables                                        198,855     188,737
  Notes receivable - Current (note 2)                      248,220     218,165
  Inventories (notes 3 and 6)                            4,347,497   3,954,045
  Prepaid expenses                                         390,331     340,748
  Deferred income taxes (note 9)                           621,804     534,369
                                                        ----------   ---------
Total current assets                                    10,820,975   9,959,186
                                                        ==========   =========
Equipment and leasehold improvements, net
  (notes 4, 6 and 7)                                     1,444,631   1,395,386
Deferred income taxes (note 9)                              60,222      36,110
Cost in excess of net assets of businesses
  acquired, net (note 1)                                 1,690,878   1,859,290
Other assets (note 5)                                        9,344      30,544
                                                       -----------  ---------
                                                       $14,026,051  13,280,516
                                                       ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Bank borrowings (note 6)                             $   792,000   1,675,000
  Current installments of long-term debt (note 6)          262,866     225,672
  Accounts payable                                       2,367,245   2,382,718
  Accrued payroll and related expenses                     386,952     298,006
  Other accrued expenses                                 1,233,439     862,779
                                                         ---------   ---------
     Total current liabilities                           5,042,502   5,444,175

Long-term debt, excluding current installments (note 6)    221,202     505,692
                                                         ---------   ---------
      Total liabilities                                  5,263,704   5,949,867

Stockholders' equity (notes 10, and 12):
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,849,975 shares
    in 1997 and 15,213,475 shares in 1996                8,260,973  8,105,115
    Accumulated (deficit) earnings                       1,072,404   (144,998)
Notes receivable from directors (notes 10 and 12)         (571,030)  (629,468)
                                                         ---------  ---------
   Total stockholders' equity                            8,762,347  7,330,649

Commitments and contingencies (notes 7, 11, 12 and 13)
Subsequent events (note 15)
                                                       ----------- ---------
                                                       $14,026,051 13,280,516
                                                       =========== ==========

See accompanying notes to consolidated financial statements.

                          PACER TECHNOLOGY AND SUBSIDIARIES

                        Consolidated Statements of Operations

                      Years ended June 30, 1997, 1996 and 1995



                                            1997          1996        1995
                                          -------        ------     -------
Net sales (note 8)                      $25,677,840    22,278,497  20,584,108
Cost of sales                            16,520,294    14,771,715  13,961,829
                                         ----------    ----------  ----------
      Gross profit                        9,157,546     7,506,782   6,622,279

Selling, general and administrative
  expenses                                6,595,513     5,662,955   6,486,435
                                          ---------     ---------   ---------
      Operating income                    2,562,033     1,843,827     135,844

Other (income) expense:
   Interest expense, net                    161,716       267,338     452,274
   Other, net                               (85,964)       99,330      60,838
                                          ---------     ---------    --------
      Income (loss) before income taxes   2,486,281     1,477,159    (377,268)

Income tax expense (benefit) (note 9)     1,268,879       552,092    (177,550)
                                         ----------      --------    ---------
      Net income (loss)                 $ 1,217,402       925,067    (199,718)
                                         ==========      ========    =========

Income (loss) per common share and common share equivalent
  Primary:

   Net income (loss)                    $       .07          .06        ( .01)
                                            =======       ======       ======

Weighted average common shares and common
  equivalent shares outstanding          18,126,980   18,347,280   14,927,373
                                         ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                              PACER TECHNOLOGY AND SUBSIDIARIES

                       Consolidated Statements of Stockholders' Equity

                          Years ended June 30, 1997, 1996 and 1995


                Number of                             Notes
               issued and             Accumulated   Receivable       Total
               outstanding    Common     Earnings      From      Stockholders'
                 shares       Stock     (Deficit)    Directors       Equity
               ----------    --------   ---------    ---------    -----------
Balances at
June 30, 1994      12,749,375  $6,977,941   (870,347)       -       6,107,594

Net Loss                -           -       (199,718)       -        (199,718)
Shares issued
 upon exercise
 of options
 (Note 10)            881,700     528,361       -           -          528,361
Shares issued
 upon exercise
 of warrants
 (Note 10)            760,900     328,273       -           -          328,273
Shares issued
 to employees
 (Note 10)             12,000       9,960       -           -            9,960
Promissory Note
 from Directors
 (Note 10)               -           -          -       (484,500)     (484,500)
                    ---------   ---------   ---------  ----------    ---------

Balances at
 June 30, 1995      14,403,975   7,844,535 (1,070,065)   (484,500)    6,289,970

Net income               -           -       925,067        -          925,067
Shares issued
 upon exercise
 of options
 (Note 10)            175,000      55,845       -           -           55,845
Shares issued
 upon exercise
 of warrants
 (Note 10)            624,000     198,120       -           -          198,120
Shares issued
 to employees
 (Note 10)             10,500       6,615       -           -            6,615
Promissory Note
 from Directors
 (Note 10)               -           -          -       (144,968)     (144,968)
                    ---------  ----------  ---------   ---------    ----------

Balances at
 June 30, 1996      15,213,475   8,105,115   (144,998)   (629,468)    7,330,649

Net income              -           -       1,217,402        -        1,217,402
Shares issued
 upon exercise
 of options
 (Note 10)             629,500     150,958       -           -          150,958
Shares issued
 to employees
 (Note 10)               7,000       4,900       -           -            4,900
Promissory Note
 from Directors
 (Note 10)                 -           -          -         58,438        58,438
                   -----------  ----------  ---------   ----------   -----------
Balances at
 June 30, 1997      15,849,975  $8,260,973  1,072,404    (571,030)    8,762,347
                   ==========   ==========  =========   =========     =========

See accompanying notes to consolidated financial statements.

                          PACER TECHNOLOGY AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                      Years ended June 30, 1997, 1996 and 1995

                                            1997          1996         1995
                                           ------        ------       ------
Net income (loss)                        $1,217,402       925,067     (199,718)

Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
     activities:
   Depreciation                             505,315       468,142      476,791
   Amortization of other assets             189,612       189,612      189,613
   (Gain) loss on sale of property and
     equipment                              (76,000)       (4,742)         105
   Increase (decrease) in provision for
     doubtful accounts                       (5,355)      (11,276)      60,801
   (Increase) decrease in trade accounts
     receivable                            (199,488)     (657,860)   1,122,167
   Increase in other receivables            (10,118)      (63,372)     (35,161)
   (Increase) decrease in
       notes receivables                    (30,055)      114,529     (332,694)
   (Increase) decrease in inventory        (393,452)    1,554,084   (1,006,790)
   (Increase) decrease in prepaid expenses
     and other assets                       (49,583)     (202,732)      93,810
   (Increase) decrease in deferred income
     taxes                                 (111,547)      293,521     (444,200)
   Increase (decrease) in accounts payable  (15,473)      615,616     (932,567)
   Increase (decrease) in accrued payroll
     and related expenses                    88,946        41,767       (7,319)
   Increase (decrease) in accrued expenses
     and other liabilities                  370,662      (334,858)     253,039
                                           --------      --------      -------
        Net cash provided by (used in)
        operating activities              1,480,864     2,927,498     (762,123)
                                          ---------     ---------     --------

Cash flows from investing activities:

   Proceeds from sale of property and
     equipment                               76,000         3,450         3,787
   Capital expenditures                    (554,560)     (246,465)     (430,200)
                                           --------      --------      --------
        Net cash used in investing
        activities                         (478,560)     (243,015)     (426,413)
                                           --------      --------       -------

Cash flows from financing activities:

   Principal payments on long-term debt    (247,296)     (229,333)     (184,599)
   Borrowings of debt                          -             -          250,000
   Principal payments on obligations
     under capital lease                       -             -           (5,400)
   Borrowings on line of credit          10,179,500     8,325,000     7,858,000
   Payments on line of credit           (11,062,500)  (10,807,000)   (7,216,000)
   Notes receivable from directors           58,438      (144,968)     (484,500)
   Issuance of common stock                 155,858       260,580       866,594
                                        -----------     ---------      --------
        Net cash provided by (used in)
        financing activities               (916,000)   (2,595,721)    1,084,095
                                         ----------     ---------     ---------

Net increase (decrease) in cash             86,303        88,762      (104,441)

Cash at beginning of year                  207,995       119,233       223,674
                                        ----------      --------      --------

Cash at end of year                    $   294,298       207,995       119,233
                                        ==========      ========       =======


See accompanying notes to consolidated financial statements.

                         PACER TECHNOLOGY AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                      Years ended June 30, 1997, 1996 and 1995

(1)  The Company and Summary of Significant Accounting Policies

The Company
- -----------
Pacer Technology ("Pacer") is a vertically integrated manufacturer, formulator and packager of adhesives, sealants and other related products used in hobby, cosmetic, industrial, automotive aftermarket, consumer and private label ap-plications. Pacer produces nearly all of the plastic containers used to pack-age their adhesives and also produces plastic containers for other customers.

Principles of Consolidation
- --------------------------
The consolidated financial statements include the accounts of Pacer and its subsidiaries, Pacer Tech Limited ("Pacer Tech") and Recap Limited ("Recap"). Pacer Tech was formed in 1986 to conduct business operations as a distributor of adhesives in the United Kingdom. Recap was formed in 1992 and is currently inactive.

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

Equipment and Leasehold Improvements
- ------------------------------------
Equipment and leasehold improvements are stated at cost less accumulated dep-reciation or amortization. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Cost in Excess of Net Assets of Businesses Acquired
- ---------------------------------------------------
Cost in excess of net assets of businesses acquired is amortized on the straight-line method over a 14-year life. Pacer assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operation.

Income (Loss) Per Common Share and Common Equivalent Share
- ----------------------------------------------------------
Income (loss) per common share and common share equivalent is computed based on the weighted average number of common shares outstanding and common equivalent shares from the dilutive effect of outstanding stock options and warrants. Fully diluted income per share approximates primary income per share for all periods.

Income Taxes
- ------------
Pacer reports income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," (FASB 109) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are deter-mined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see note 9).

Foreign Currency Translation
- ----------------------------
Assets and liabilities denominated in foreign functional currency are trans-lated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are immaterial, as are realized transaction gains and losses, all of which are included in operations.

Fair Value of Financial Instruments
- -----------------------------------
In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to est-imate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current tran-saction between willing parties. As of June 30, 1997, the fair value of all financial instruments approximated carrying value.

Research and Development
- ------------------------
Research and development costs are charged to selling, general and adminis-trative expenses as incurred and amounted to $347,691, $245,375 and $364,646 in 1997, 1996 and 1995, respectively.

Product Warranties
- ------------------
Pacer provides warranties for some products for periods generally ranging from 6 to 12 months. Estimated warranty costs are recognized at the time of the sale.

Statement of Cash Flows
- -----------------------
Cash and cash equivalents include cash on hand and cash at banks. Net cash provided by operating activities includes net interest expense of $161,716 $267,338 and $452,274 for the years ended June 30, 1997, 1996 and 1995, respectively. Income taxes paid amounted to $1,083,939, $385,250 and $96,250 for the years ended June 30, 1997, 1996 and 1995, respectively.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of
- -----------------------------------------------------------------------
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", during fiscal year ended June 30, 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position results of operations, or liquidity.

Stock Options
- -------------
Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During fiscal year ended June 30, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma dis-closure provisions of SFAS No. 123.

(2)  Notes Receivable

Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

(3)  Inventories

Inventories are summarized as follows:              1997            1996
                                                 --------        --------
   Raw materials                                $1,665,877       1,724,468
   Work-in-process                                 249,646         307,763
   Finished goods                                2,431,974       1,921,814
                                                ----------      ----------
                                                $4,347,497       3,954,045
                                                ==========       =========

(4)  Equipment and Leasehold Improvements

Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:

                                   Lives
                                 in years           1997            1996
                                 --------        --------        ---------

   Shop equipment                   5-10        $3,891,784       3,482,248
   Office furniture and equipment    5-7           526,716         527,946
   Leasehold improvements             10           834,012         825,170
   Transportation equipment            3           104,865         102,165
   Construction in progress            -            13,194         110,846
                                                ----------       ---------
                                                $5,370,571       5,048,375
   Less accumulated depreciation
   and amortization                             (3,925,940)     (3,652,989)
                                                ----------       ----------
                                                $1,444,631       1,395,386
                                                ==========       =========
(5) Other Assets

Other assets (net of amortization) consist of the following:

                                                   1997         1996
                                                 -------       ------
   Covenant not to compete, net               $    1,666       21,666
   Patents and trademarks, net                     6,586        7,786
   Other                                           1,092        1,092
                                                 -------      -------
                                              $    9,344       30,544
                                                 =======       ======

(6)  Line of Credit and Long-Term Debt

On June 25, 1997, the Company entered into a promissory note agreement with its primary bank whereby Pacer can borrow up to $8,000,000 to be utilized for working capital, capital expenditures and acquisitions. This promissory note is cross-collateralized by trade accounts receivable, inventory and certain equipment, and bears interest at the bank's prime rate (8.25% at June 30, 1997) plus 0.50%. The note requires monthly interest payments only and has a maturity date of July 1, 2000. Prepayments of the principal balance are permit-ted without penalty.

This new credit facility will be utilized initially to retire in July, 1997, the Company's line of credit balance ($792,000 at June 30, 1997), and two (2) term loans ($484,068 total at June 30, 1997).

This credit agreement requires maintenance of certain financial ratios and contains other restrictive covenants. Pacer was in compliance with all debt covenants at June 30, 1997.

Long-term debt consists of the following:           1997           1996
                                                    ----          -----
   Note payable at prime plus 2.0%, secured
   by certain assets, due in monthly
   installments of principal plus interest,
   through December 1, 1998.                      $350,735        548,031

   Note payable at prime plus 1.50%, secured
   by certain equipment, due in 60 monthly
   installments of $4,167 plus interest,
   through February 2000.                          133,333        183,333

   Less current installments                      (262,866)      (225,672)
                                                 ----------      ---------
                                                  $221,202        505,692
                                                  ========        =======

Long-term debt of $221,202 existing as of June 30, 1997 will be retired during fiscal year 1998.

(7)  Lease Obligations

Pacer leases two manufacturing facilities under operating leases expiring in June, 2009 and April 1999. Pacer also leases two distribution facilities and office equipment under operating lease agreements. Leases for the two distribution facilities expire in December, 1999 and August 2002. Future mini-mum lease payments under noncancellable operating leases as of June 30, 1997 are as follows:
                                                               Operating
              Year ending June 30,                               Leases
                                                              -----------
                   1998                                        $  355,937
                   1999                                           340,872
                   2000                                           232,056
                   2001                                           258,120
                Thereafter                                      1,891,116
                                                               ----------
         Minimum future lease payments                         $3,078,101

Rent expense was $383,936, $404,107, and $366,797 in 1997, 1996 and 1995,
respectively.

(8)  Major Customers and Export Sales

Pacer did not have net sales to any individual customer greater than 10% of total net sales in either 1997, 1996 or 1995.

Pacer had export sales representing 18% of net sales in 1997 and 16% of net sales in 1996 and 1995.

(9)  Income Taxes

Income tax expense (benefit) consisted of:

                                         1997        1996       1995
                                        -----        ----       ----
   Federal:
          Current                     $1,139,387     208,331    206,250
          Deferred                       (94,828)    243,296   (383,800)
                                      -----------   --------   ---------
                                       1,044,559     451,627   (177,550)
   State:
          Current                        241,039      50,240     60,400
          Deferred                       (16,719)     50,225    (60,400)
                                      -----------    -------   --------
                                      $1,268,879     552,092   (177,550)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1997 and 1996 are presented below:


Current deferred tax assets (liabilities):            1997       1996
                                                    --------    -------
          Allowance for doubtful accounts           $153,651     155,799
          Inventory                                  120,102     144,389
          Prepaid expenses                           (68,314)    (79,276)
          Vacation accruals                           59,204      46,739
          Warranty accruals                           43,946      33,684
          Advertising accruals                        65,975      49,935
          Other accruals                             247,240     183,099
                                                    --------     -------
            Net current deferred tax assets         $621,804     534,369

Non-current deferred tax assets:
          Depreciation                              $  60,222     36,110
                                                    =========     ======

The Company believes that it is more likely than not that the net deferred tax assets will be realized. This belief is based on recent and anticipated future earnings.

The total income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34%) for 1997, 1996 and 1995 as follows:


                                                 1997        1996      1995
                                              --------     -------   -------
   Expected income tax provision (benefit)    $ 845,336    502,234  (163,375)
   Non-deductible expenses                       78,633     83,447    37,000
   State income tax, net of
     Federal income tax benefit                 148,051     63,462    39,000
   Effect of foreign operations                  19,303    (16,470)   80,225
   Change in balance of valuation allowance        -          -     (170,400)
   Other                                        177,556       -         -
   Reduction of liabilities previously
     accrued                                       -       (80,581)     -
                                             ----------   ---------  -------
                                             $1,268,879    552,092  (177,550)
                                             ==========   ========   =======

(10) Stockholders' Equity

Notes Receivable from Directors
- --------------------------------
On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) with interest of 7.8% per annum payable to Pacer Technology. On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 27, 1998 and October 19, 1998, respectively; subject to the provisions regarding prepayment noted below.

Each Note is secured by 100,000 and 485,000 shares, respectively, of the Company's common stock as provided in a Security Agreement between the Company and each Director.

Each Director may sell the shares securing the Note in whole or in part, with-out penalty, provided that the proceeds of sale are applied to the Note. The amount of each prepayment shall be applied as follows:

(a) first, to interest accrued on the Note with respect to the shares sold, to the date of sale;

(b) second, to the outstanding principal on the Note in the amount of $0.584375 and $0.6375 per share sold, respectively; and

(c)           third, to the seller or his designee.

On September 11, 1995, one Director exercised options to purchase 100,000 shares of Pacer Technology common stock. The Director signed a secured promissory note for the principal sum of $24,000 plus simple interest of 7.015% per annum payable to Pacer Technology. On November 20, 1995, a Director exercised warrants to purchase 381,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $120,967.50, plus simple interest of 6.6939% per annum payable to Pacer Tech-nology. Principal and all accrued interest will be due and payable in one lump sum on September 11, 1999 and November 20, 1999, respectively; subject to the provisions regarding prepayment noted below.

Each Note is secured by 100,000 and 381,000 shares, respectively, of the Company's common stock as provided in a Security Agreement between the Company and each Director.

Each Director may sell the shares securing the Note in whole or in part, with-out penalty, provided that the proceeds of sale are applied to pre-pay the Note. The amount of each prepayment shall be applied as follows:

(a) first, to interest accrued on the Note with respect to the shares sold, to the date of sale;

(b) second, to the outstanding principal on the Note in the amount of $0.24 and $0.3175 per share sold, respectively; and

(c)           third, to the seller or his designee.

On January 1997, one director retired a promissory note with a principal balance of $58,437.50, plus interest accrued as of that date.

If all principal and accrued interest on the Notes are not paid in full on or before the maturity dates the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Directors.

Common Stock
- ------------
During the year ended June 30, 1994, Pacer adopted a stock incentive plan which awards shares of stock to employees for years of service. Under this plan, 500 shares of Pacer stock are granted to each employee for every five years of service. The shares are restricted for one year after the grant date. Pacer awarded 7,000, 10,500, and 12,000 shares to employees for past service and recorded compensation expense of $4,900, $6,615, and $9,960 in 1997, 1996 and 1995, respectively.

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

In 1996, under this plan, Pacer granted an option to a director to purchase 100,000 shares of Pacer's common stock at $.88 per share. On the date of grant the market value of the stock was $.88 per share. There were no stock options granted during fiscal 1997. The fair value of stock options granted during fiscal 1996 was $.69 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 66.03%, risk-free interest rate of 6.19%, and an expected life of 10 years.

The Company applies APB Opinion No.25 in accounting for its Plan and, according-ly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                          1997            1996
                                       --------         --------
     Net income      As reported      $1,217,402       $  925,067
                     Pro forma         1,217,402          881,469

     E.P.S.          As reported         0.07               0.06
                     Pro forma           0.07               0.06

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

A summary of transactions under the stock option plans is as follows:


                                      1982 Stock Option Plan & ISOP


                                 Options                Outstanding Options
                                Available               Exercise  Aggregate
                                for Grant   Shares       Price      Value
                               ----------  ---------   ---------  ---------

   Balances at June 30, 1994        -      3,118,200   $0.19-1.06  1,540,383

     Options exercised              -       (881,700)   0.38-0.58   (528,361)
     Options expired                -       (685,000)   0.38-0.64   (374,987)
     Options cancelled              -           -            -          -
                               ---------   ---------   ----------   ---------
   Balances at June 30, 1995        -      1,551,500   $0.19-1.06    637,035

     Options exercised              -       (175,000)   0.24-0.47    (55,845)
     Options expired                -       (100,000)        1.06   (106,300)
     Options cancelled              -           -           -           -
                               ---------   ---------   ----------   ---------
   Balances at June 30, 1996        -      1,276,500   $0.19-0.55    474,890

     Options exercised              -       (629,500)   0.19-0.55   (150,959)
     Options cancelled              -          -            -           -
                               ---------    --------   ----------   ---------
   Balances at June 30, 1997        -        647,000   $0.19-0.55    323,931

                                         Other Stock Option Plan

                                Options                 Outstanding Options
                               Available                Exercise  Aggregate
                               for Grant     Shares      Price      Value
                              ----------   --------     --------   --------

   Balances at June 30, 1994        -       1,000,000  $    1.00   1,000,000

     Options authorized          100,000         -           -          -
     Options granted           ( 100,000)     100,000       1.08     107,800
                               ---------    ---------   ---------   --------
   Balances at June 30, 1995        -       1,100,000  $1.00-1.08  1,107,800

     Options authorized          100,000         -          -           -
     Options granted            (100,000)     100,000      1.06      106,000
     Options cancelled              -            -          -           -
                              ----------   ----------   --------   ---------
   Balances at June 30, 1996        -       1,200,000  $1.00-1.08  1,213,800

     Options authorized             -            -          -           -
     Options granted                -            -          -           -
     Options cancelled              -        (100,000)       1.00   (100,000)
                              ----------   ----------   ---------  ---------
   Balances at June 30, 1997        -       1,100,000  $1.00-1.08  1,113,800
                              ==========   ==========  ==========  =========

                                         1994 SOP & ISOP

                                Options                 Outstanding Options
                               Available                Exercise  Aggregate
                               for Grant     Shares      Price      Value
                              ----------   --------   --------   ----------
   Balances at June 30, 1994        -            -     $    -          -

     Options authorized        4,000,000         -          -          -
     Options granted          (3,600,000)   3,600,000   0.72-1.00  3,376,000
     Options cancelled              -            -          -          -
                              ----------  -----------  ----------  ---------
   Balances at June 30, 1995     400,000    3,600,000  $0.72-1.00  3,376,000

     Options authorized             -            -          -           -
     Options granted            (100,000)     100,000        0.88     87,500
     Options cancelled              -            -          -           -
                               ----------   ---------  -----------  ---------
   Balances at June 30, 1996     300,000    3,700,000  $0.72-1.00  3,463,500
     Options granted                -            -          -           -
                                ---------   ---------  ----------  ---------
   Balances at June 30, 1997     300,000    3,700,000  $0.72-1.00  3,463,500
                                ========    =========  ==========  =========

Director Warrants

Pacer has issued warrants to Directors for the purchase of common stock as follows:

                                              Exercise         Aggregate
                              Warrants          Price             Value
                             ---------       ---------          ---------
Balance at June 30, 1994     1,859,900       $0.32-0.50          764,268
   Warrants exercised         (760,900)       0.32-0.50         (328,273)
   Warrants expired           (475,000)       0.32-0.50         (237,875)
                             ----------      ----------        ----------
Balance at June 30, 1995       624,000       $     0.32          198,120
   Warrants exercised         (624,000)            0.32         (198,120)
                             ---------        ---------        ----------
Balance at June 30, 1996          -                -                 -
                             ---------        ---------         ---------
Balance at June 30, 1997          -                -                 -
                             =========         ========          =========

(11) 401(k) Plan

Pacer's 401(k) plan is available to all full-time employees who have completed a minimum service of one year at January 1 or July 1 of each year.

Employees who elect to participate in the plan may make contributions to the plan on a pre-tax basis from 2% to 16% of their annual compensation. Pacer contributions, when made, will match 40% of employee contributions up to 4% of salaries paid. Pacer contributions are accrued as participant contributions are withheld, and participants become fully vested in Pacer contributions after six years of service.

Plan expense for the years ended June 30, 1997, 1996 and 1995 was $35,740, $28,707 and $21,389, respectively.

(12) Related Party Transactions

The Company has made loans to certain directors which are evidenced by promis-sory notes and secured by shares of common stock. The loans have maturities of 4 years. As of June 30, 1997, the outstanding principal amount on the notes was $571,030 and is included in stockholders' equity. (Note 10)

(13) Commitments and Contingencies

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

During fiscal year 1995, Pacer extended an employment contract with a member of management. Among other things, the contract provides for a three month continuation of salary payments, approximately $65,000, for termination with-out cause and includes certain agreements not to compete.

(14) Fourth Quarter Adjustment

Pacer took a one time charge against cost of sales of approximately $450,000 during the fourth quarter of fiscal year 1995 for the phaseout of unprofitable product lines.

(15) Subsequent Events (Unaudited)

On July 15, 1997, the Company acquired the assets of California Chemical Spe-cialties, Inc. The assets purchased primarily consisted of trade accounts receivable, inventory, fixed assets and proprietary formulas. In addition, Pacer assumed the liability for trade accounts payable as of the closing date. The total purchase price consisted of approximately $2,575,000 cash, and the assumption of liabilities, including transaction costs. California Chemical has annual revenues of approximately $2,800,000.

                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of the directors and executive officers of the Company is incorporated by reference from the "Election of Directors--Nominees and executive officers" sections of the Company's definitive Proxy Statement dated September 5, 1997 to be mailed to shareholders in connection with the 1997 Annual Shareholders Meeting and filed with the Securities and Exchange commis-sion on or about September 5, 1997 (the "Proxy Statement"), found on pages 4-5 thereof. Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement, found on pages 7-8 thereof.

Item 10. Executive Compensation

Incorporated by reference from the "Election of Directors--Executive Compen-sation" section of the Proxy Statement, found on pages 5-7 thereof.

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

     Exhibit 10.3   Employment agreement dated November 21,
                    1989 between the Company and James Munn. (1)

     Exhibit 10.4 Warrants issued to directors in fiscal year ended June 30, 1987. (3)

     Exhibit 10.5 Lease Agreement for new facilities in Rancho Cucamonga, California, dated March 1, 1988. (2)

     Exhibit 10.6   Agreement To Extend Term of Executive Employment
                    Agreement

     Exhibit 10.7 Agreement To Extend Term of lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga.

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

                         PACER TECHNOLOGY



                         -----------------------
                         James T. Munn, President

                         Date:  September 03, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regist-rant and in the capacities and on the dates indicated.

Signature                  Title                    Date
- ---------                  ----------           --------------


_____________              President/           September 03, 1997
James T. Munn              Chief Executive
                           Officer/Director

_____________________      Chief Financial      September 03, 1997
Roberto J. Cavazos, Jr.    Officer


__________________         Chairman of          September 03, 1997
John G. Hockin, II         the Board and
                           Director

______________________     Secretary and        September 03, 1997
DeVere W. McGuffin, II     Director


_____________              Director             September 03, 1997
Joe F. Brock


_____________              Director             September 03, 1997
Carl Hathaway


______________             Director             September 03, 1997
Larry Reynolds

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PACER TECHNOLOGY



                                /s/ James T. Munn
                                -----------------------
                                James T. Munn, President


                                Date:  September 03, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regist-rant and in the capacities and on the dates indicated.

Signature                     Title                  Date
- -----------                  --------               ----------


/s/ James T. Munn             President/           September 03, 1997
_________________             Chief Executive
James T. Munn                 Officer/Director


/s/ Roberto J. Cavazos, Jr.   Chief Financial        September 03, 1997
__________________________    Officer
Robert J. Cavazos,Jr.


/s/ John G. Hockin II         Chairman of the        September 03, 1997
_____________________         Board and
John G. Hockin II             Director


/s/ DeVere W. McGuffin        Secretary and        September 03, 1997
______________________        Director
DeVere W. McGuffin


_____________________         Director               September 03, 1997
Joe F. Brock



____________________          Director               September 03, 1997
Carl Hathaway


/s/ Larry K. Reynolds         Director               September 03, 1997
_____________________
Larry K. Reynolds

                                  INDEX TO EXHIBITS

                                                              Sequentially
                                                                Numbered
  Number                    Name                                 Page
- ------------     -------------------------------          -----------------

Exhibit  3.1     Articles of Incorporation (4)                     -

Exhibit  3.2     By-laws (4)                                       -

Exhibit 10.3     Employment agreement dated November 21, 1989
                 between the Company and James Munn. (1)           -

Exhibit 10.4     Warrants issued to directors in fiscal
                 year ended June 30, 1987. (3)                     -

Exhibit 10.5     Lease Agreement for new facilities in
                 Rancho Cucamonga, California, dated
                 March 1, 1988. (2)                                -

Exhibit 10.6     Agreement To Extend Term of Executive
                 Employment Agreement                              -

Exhibit 10.7     Agreement To Extend Term of lease agreement dated
                 March 1, 1988 for facilities in Rancho Cucamonga   -

Exhibit 22       Subsidiaries of Registrant                       (27)

Exhibit 23       Consent of Independent Auditors                  (28)



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


             2.  RECAP, LTD.
                 A California Corporation - 100% owned

EXHIBIT 23



                           Consent of Independent Auditors


The Board of Directors and Stockholders
Pacer Technology:

We consent to incorporation by reference in the registration statement (No. 33-48090) on Form S-8 of Pacer Technology of our report dated August 1, 1997, relating to the consolidated balance sheets of Pacer Technology and subsidia-ries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997 which report appears in the June 30, 1997 annual report on Form 10-KSB of Pacer Technology.



                                                 /s/ KPMG Peat Marwick LLP

Orange County, California
September 17, 1997