Form 10QSB
period 1997-09-30
PACER TECHNOLOGY
filed 1997-11-04
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 --    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       September 30, 1997.
       -------------------
                                             OR

 -- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _______ to________


       Commission file number 0-8864
                              ------

                     PACER TECHNOLOGY
 -----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
 ----------------------------           ----------------------------
 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)


 9420 Santa Anita Avenue
 Rancho Cucamonga, California                    91730-6117
 ----------------------------------------        ------------------
 (Address of principal executive offices)        (Zip Code)


                            909-987-0550
                    ----------------------------
                    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  XXX  NO
                                                                 ---     ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of September 30, 1997 were 15,849,975.

                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                             ASSETS
                                                     September 30,   June 30,
                                                         1997          1997
                                                      (Unaudited)  (Unaudited)
                                                     ------------  -----------
CURRENT ASSETS:
 Cash                                                 $    97,809     294,298
 Trade receivables, less allowance for doubtful
    accounts of $409,570 and $383,170 respectively
    (note 2)                                            5,744,069   4,719,970
 Other receivables                                        184,133     198,855
 Notes receivable - Current (note 2)                      244,233     248,220
 Inventories (note 3)                                   4,717,410   4,347,497
 Prepaid expenses                                         334,577     390,331
 Deferred income taxes                                    621,804     621,804
                                                       ----------  ----------
    Total current assets                               11,944,034  10,820,976

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   5,484,488   5,370,571
 Accumulated depreciation & amortization               (4,052,041) (3,925,940)
                                                       ----------  ----------
  Total Equipment & Leasehold Improvements              1,432,447   1,444,631

 Deferred income taxes                                     60,222      60,222
 Cost in excess of net assets of businesses
   acquired, net                                        3,901,180   1,690,878
 Other Assets                                               8,600       9,344
                                                      -----------  ----------
   Total Assets                                       $17,346,483  14,026,051
                                                      ===========  ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                             $      -        792,000
 Current installments of long-term debt                      -        262,866
 Accounts payable                                       2,402,781   2,367,245
 Accrued payroll and related expenses                     363,860     386,952
 Other accrued expenses                                 1,366,666   1,233,439
                                                        ---------   ---------
   Total Current Liabilities                            4,133,307   5,042,502

Long-term debt, excluding current
   installments (note 4)                                3,729,000     221,202
                                                        ---------   ---------
   Total Liabilities                                    7,862,307   5,263,704

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,849,975 shares
    at Sep 30, 1997 and June 30, 1997.                  8,260,973   8,260,973
  Accumulated earnings                                  1,523,277   1,072,404
  Notes receivable from directors (note 5)               (300,074)   (571,030)
                                                      -----------  ----------
     Total stockholders' equity                         9,484,176   8,762,347
                                                      ----------- -----------
     Total Liabilities & Stockholders' Equity         $17,346,483  14,026,051
                                                      ===========  ==========

Note: The balance sheet at June 30, 1997 has been taken from the audited financial statements at that date.

See accompanying notes to consolidated financial statements.

                     PACER TECHNOLOGY & SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                             Three-Months Ended

                                                 September 30
                                              1997           1996
                                           (Unaudited)    (Unaudited)
                                          ------------    -----------
    NET SALES                             $ 7,375,150      6,673,594
    COST OF SALES                           4,641,009      4,254,283
                                           ----------      ---------
      Gross Profit                          2,734,141      2,419,311

    SELLING, GENERAL &
      ADMINISTRATIVE EXPENSES               1,799,069      1,717,008
                                            ---------      ---------
      Operating Income                        935,072        702,303

    OTHER (INCOME) EXPENSE:

      Interest expense, net                   123,574         64,307
      Other (income) expense, net              (2,522)        17,596
                                              --------      --------
    Income before income taxes                814,020        620,400

    Income tax expense                        363,148        278,581
                                             ---------      ---------
    NET INCOME                            $   450,872        341,819
                                           ==========       =========
    Income per common
      share and common share
      equivalent
      Primary:
      Net income (rounded to $ 0.01)       $      0.03          0.02
                                           ===========    ===========
    Weighted average common
      shares and common share
      equivalents outstanding:              18,126,980    16,972,280
                                            ==========    ==========


    See accompanying notes to consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Three-Months Ended
                                                        September 30,
                                                      1997        1996
                                                  (Unaudited)  (Unaudited)
                                                  -----------  -----------
NET INCOME (LOSS)                                   $450,872      341,819
Adjustments to reconcile net earnings to
net cash provided by operating activities:
    Depreciation                                     150,304      117,375
    Amortization of other assets                      66,558       47,392
    Increase provision for doubtful
      accounts                                        26,400       43,359
    (Increase) in trade accounts
      receivable                                  (1,050,499)    (508,792)
    Decrease (increase) in other receivables          14,722      (14,614)
    Decrease in notes receivables                      3,987       79,594
    (Increase) in inventories                       (369,913)     (73,104)
    Decrease (increase) in prepaid expenses
      and other assets                                55,754     (189,393)
    Increase in accounts payable                      35,536       46,440
    (Decrease) increase in accrued payroll
       and related expenses                          (23,091)      40,481
    Increase in accrued expenses and other
      liabilities                                    133,227      238,101
                                                    ---------    ---------
NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                      (506,143)     168,658

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of California Chemical
      Specialties, Inc.                           (2,276,114)        -
    Capital expenditures                            (138,120)    (224,905)
                                                  -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES             (2,414,234)    (224,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                      (792,000)        -
    Payments on long-term debt                    (2,389,068)     (60,119)
    Borrowings on long-term debt                   5,634,000      320,000
    Notes Receivable from Directors                  270,956        -
                                                  ----------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES          2,723,888      259,881

Net (decrease) increase in cash                     (196,489)     203,634

Cash at beginning of year                            294,298      207,995
                                                  ----------    ---------
CASH AT END OF THREE-MONTH PERIOD                 $   97,809      411,629
                                                  ===========    =========

See accompanying notes to consolidated financial statements.

                PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.     CONSOLIDATED FINANCIAL STATEMENTS:
       ----------------------------------
       The consolidated financial statements for the three-months ended Sep-tember 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at September 30, 1997 and the results of operations for the period then ended have been made. All such adjust-ments are of a normal recurring nature.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


2.     NOTES RECEIVABLE:
       ----------------
       Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3.     INVENTORIES:
       -----------
       Inventories consisted of the following:

                                   September 30, 1997    June 30, 1997
                                   ------------------    --------------
       Finished goods                 $2,423,815           $1,665,877
       Work in process                   453,870              249,646
       Raw materials                   1,839,725            2,431,974
                                      ----------           -----------
                                      $4,717,410           $4,347,497


4.    LONG-TERM DEBT:
      --------------
      On June 25, 1997, the Company entered into a promissory note agreement with its primary bank whereby Pacer can borrow up to $8,000,000 to be utilized for working capital, capital expenditures and acquisitions.
      This promissory note is cross-collateralized by trade accounts receivable, inventory, and certain equipment, and bears interest at the bank's prime rate (8.50% at September 30, 1997) plus 0.50%. The note requires monthly interest payments only and has a maturity date of July 1, 2000. Prepayments of the principal balance are permitted without penalty.

      This new credit facility was utilized initially to retire in July, 1997, the Company's line of credit balance ($792,000 at June 30, 1997), and two
      (2) term loans ($484,068 total at June 30, 1997).  On July 15, 1997,
      Pacer utilized this credit facility to finance the acquisition of California Chemical Specialties, Inc.

      This credit agreement requires maintenance of certain financial ratios and compliance with other bank covenants. Pacer was in full compliance at September 30, 1997.

5.     NOTES RECEIVABLE FROM DIRECTORS:
       -------------------------------
       On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) plus simple interest of 7.8% per annum payable to Pacer Technology. One of these notes was paid in full on January 13, 1997, plus interest accrued as of the date of payment. The remaining notes are secured by 100,000 shares each of the Company's common stock as provided in a Security Agreement between the Company and
       each Director.   On October 19, 1994, a Director exercised options to
       purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology.
       This note was secured by 485,000 shares of the Company's common stock as provided in a Security Agreement between the Company and the Director. On August 14, 1997, the director paid $149,988.45 against the principal balance, plus accrued interest. The balance of this note, $159,199.05, is secured by 249,724 shares of the Company's common stock.

       The remaining principal balances and all accrued interest will be due and payable in one lump sum on September 27, 1998 and October 19, 1998, respectively; subject to the provisions regarding prepayment noted below.

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

       If all principal and accrued interest on the Notes is not paid in full on or before September 27, 1998 and October 19, 1998, respectively, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Directors.

       On September 11, 1995, one Director exercised options to purchase 100,000 shares of Pacer Technology common stock. The Director signed a secured promissory note for the principal sum of $24,000 plus simple interest of 7.015% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 11, 1999; subject to the provisions regarding prepayment noted below. The note is secured by 100,000 shares of the Company's common stock as provided in a Security Agreement between the Company and the Director. On November
       20, 1995, a Director exercised warrants to purchase 381,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $120,967.50, plus simple interest of 6.6939% per annum payable to Pacer Technology. This note was paid in full on August 14, 1997 plus interest accrued as of the date of payment.

       The Director may sell the shares securing the $24,000 Note in whole or in part, without penalty, provided that the proceeds of sale are applied to pre-pay the Note. The amount of each prepayment shall be applied as follows:

       (a) first, to interest accrued on the Note with respect to the shares sold, to the date of sale;

       (b) second, to the outstanding principal on the Note in the amount of $0.24 per share sold; and

       (c)    third, to the seller or his designee.

       If all principal and accrued interest on the Note is not paid in full on or before September 11, 1999, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Director.

RESULTS OF OPERATIONS
---------------------
Net sales for the quarter ended September 30, 1997 increased by 11% to $7,375,150 from $6,673,594 for the same quarter last year. Domestic sales accounted for approximately 78% of total sales for the first quarter of fiscal year 1998. This performance was impacted by fewer in-store promotions during this year's first quarter compared to last year's first quarter. Revenues from the California Chemical acquisition contributed positively to the results for this period. International sales increased to $1,631,415, representing 22% of total sales for the quarter, versus $958,090, or 14% of total sales for the comparable period last year. The Company attributed this increase to strong sales of its Pro Seal and cosmetic private label nail care products during the quarter.

Cost of sales for the quarter ended September 30, 1997 increased $386,726, or 9% to $4,641,009 from $4,254,283 during the comparable quarter last year. This rise was primarily due to increased volume partially offset by efficiency improvements resulting from further vertical integration of manufacturing operations.

Selling, general and administrative expenses for the first quarter ended September 30, 1997 were $1,799,078 or 24% of sales. This represents an increase of $82,070 or 5% over the comparable quarter in the prior year. The increase for the period was attributed to marketing expenses to develop new business, public relations fees and goodwill amortization related to the acquisition of California Chemical.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,339 was recorded during the first quarter of fiscal year 1998. In addition, goodwill related to California Chemical Specialties, Inc., is being amortized over 20 years. Amortization costs for the first quarter was $23,710. Management believes the Super Glue and California
Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the three month period ended September 30, 1997 was $121,052 compared to $81,903 for the same period in fiscal year 1997. This increase was attributed primarily to bank borrowings utilized to finance the acquisition of California Chemicals.

The company's effective tax rate was 45% for the first quarter ended September 30,1997.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
Net cash used by all activities during the first three months of fiscal year 1998 was $196,489 compared to cash provided of $203,634 during the comparable period in fiscal year 1997.

Cash consumed by operations during the first three months of fiscal year 1998 was $506,143 compared to cash provided of $168,658 in the prior year. This change was primarily attributed to increases in accounts receivable and inventories partially offset by stronger net income. The increases in accounts receivable and inventories were mainly volume related.

Cash used in investing activities was $2,414,234 in the first quarter of fiscal year 1998 compared to $224,905 in the prior year. This change was due to the acquisition of California Chemical Specialties Inc.

Cash provided by the company's financing activities was $2,723,888 during the first three months of fiscal year 1998 versus $259,881 during the same period in fiscal year 1997. This change was attributed primarily to the Company's long-term debt borrowings to finance the acquisition of California Chemical.

Pacer anticipates that cash generated from operations coupled with continued utilization of its credit facility from its predominant bank will provide the necessary funding to meet capital equipment and working capital requirements during the balance of fiscal year 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACER TECHNOLOGY





      October 30, 1997    /s/James T. Munn
                          --------------------------------
                          James T. Munn
                          President/Chief Executive Officer






      October 30, 1997    /s/Roberto J. Cavazos, Jr.
                          ------------------------------
                          Roberto J. Cavazos, Jr.
                          Chief Financial Officer

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PACER TECHNOLOGY





   October 30, 1997      ______________________________
                          By: James T. Munn
                          President/Chief Executive Officer






   October 30, 1997      ____________________________
                          By: Roberto J. Cavazos, Jr.
                          Chief Financial Officer