Form 10QSB
period 1997-12-31
PACER TECHNOLOGY
filed 1998-02-12
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     December 31, 1997.
     -----------------
                               OR

-- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________ to ________


     Commission file number 0-8864
                            ------

                     PACER TECHNOLOGY
 ----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
-------------------------------  --------------------------------
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
----------------------------------------       ------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
                    -----------------------------
                    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  XXX  NO
                                                                 ----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of December 31, 1997 were 15,849,975.

                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                             ASSETS
                                                     December 31,   June 30,
                                                        1997          1997
                                                      (Unaudited)  (Audited)
                                                     ------------  ----------
CURRENT ASSETS:
 Cash                                                 $   385,673     294,298
 Trade receivables, less allowance for doubtful
    accounts of $435,970 and $383,170 respectively
    (note 2)                                            5,307,145   4,719,970
 Other receivables                                        167,387     198,855
 Notes receivable - Current (note 2)                      221,144     248,220
 Inventories (note 3)                                   4,627,436   4,347,497
 Prepaid expenses                                         798,569     390,331
 Deferred income taxes                                    621,804     621,804
                                                       ----------  ----------
    Total current assets                               12,129,157  10,820,976

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   5,733,620   5,370,571
 Accumulated depreciation & amortization               (4,193,929) (3,925,940)
                                                       ----------  ----------
  Total Equipment & Leasehold Improvements              1,539,690   1,444,631

 Deferred income taxes                                     60,222      60,222
 Cost in excess of net assets of businesses
   acquired, net                                        3,830,625   1,690,878
 Other Assets                                               7,078       9,344
                                                      -----------  ----------
   Total Assets                                       $17,566,772  14,026,051
                                                      ===========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                             $      -        792,000
 Current installments of long-term debt                      -        262,866
 Accounts payable                                       1,779,309   2,367,245
 Accrued payroll and related expenses                     459,748     386,952
 Other accrued expenses                                 1,464,893   1,233,439
                                                        ---------   ---------
   Total Current Liabilities                            3,703,950   5,042,502

Long-term debt, excluding current
   installments (note 4)                                4,103,000     221,202
                                                        ---------   ---------
   Total Liabilities                                    7,806,950   5,263,704

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,849,975 shares
    at Dec 31, 1997 and June 30, 1997.                  8,260,973   8,260,973
  Accumulated earnings                                  1,798,923   1,072,404
  Notes receivable from directors (note 5)               (300,074)   (571,030)
                                                       ----------   ---------
     Total stockholders' equity                         9,759,822   8,762,347

     Total Liabilities & Stockholders' Equity         $17,566,772  14,026,051
                                                      ===========  ===========

See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                              Three-Months Ended          Six-Months Ended
                                 December 31,               December 31,
                                1997        1996         1997         1996
                           (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
                           -----------  -----------   -----------  -----------

NET SALES                   $ 6,273,501   5,898,868   $13,648,651  12,572,462
COST OF SALES                 4,021,341   3,808,690     8,662,349   8,062,973
                              ---------   ---------    ----------   ---------
  Gross Profit                2,252,160   2,090,178     4,986,302   4,509,489

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES     1,705,678   1,567,257     3,504,747   3,284,265
                              ---------   ---------     ---------   ---------
  Operating Income              546,483     522,921     1,481,556   1,225,224

OTHER (INCOME) EXPENSE:

  Interest expense, net          71,728      18,739       195,051      84,322
  Other (income) expense, net    (9,441)    (67,944)      (11,712)    (51,624)
                                -------     -------     ---------   ---------
Income before income taxes      484,196     572,126     1,298,217   1,192,526

Income tax expense              208,550     431,210       571,698     709,791
                                -------     -------      --------     -------
NET INCOME                  $   275,646     140,916     $ 726,519     482,735
                                =======     =======       =======     =======
Weighted average common
shares outstanding:          15,849,975  15,380,142    15,849,975  15,380,142

Basic E.P.S.                      $0.02       $0.01          $0.05      $0.03
                                   ====        ====           ====       ====
Diluted weighted average
common shares outstanding:   18,126,980  16,272,280    18,126,980  16,272,280

Diluted E.P.S.                    $0.02       $0.01          $0.04      $0.03
                                   ====        ====           ====       ====


    See accompanying notes to consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------
                                                      Six-Months Ended
                                                        December 31,
                                                      1997        1996
                                                  (Unaudited)  (Unaudited)
                                                  -----------   ----------
NET INCOME                                          $726,519      482,735
Adjustments to reconcile net earnings to
net cash provided by operating activities:
    Depreciation                                     284,673      235,085
    Amortization of other assets                     136,367       94,806
   (Gain) on sale/disposition of property
      and equipment                                     -         (76,000)
    Increase in provision for doubtful
      accounts                                        52,800       67,326
   (Increase) in trade accounts
      receivable                                    (639,975)     (38,377)
    Decrease (increase) in other receivables          31,468      (59,979)
    Decrease in notes receivables                     27,076       88,078
   (Increase) in inventories                        (279,939)    (140,267)
   (Increase) Decrease in prepaid expenses
      and other assets                              (405,972)      88,503
   (Decrease) in accounts payable                   (587,936)    (500,789)
    Increase in accrued payroll and
       related expenses                               72,797      228,204
    Increase in accrued expenses and other
      liabilities                                    231,455      233,636
                                                    --------     --------
NET CASH (USED) PROVIDED BY OPERATING
    ACTIVITIES                                      (350,667)     702,961

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of California Chemical
      Specialties, Inc.                           (2,276,114)        -
    Proceeds from sale of property and
      equipment                                        -           76,000
    Capital expenditures                            (379,732)    (348,437)
                                                  -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES             (2,655,846)    (272,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                      (792,000)    (375,000)
    Principle payments on long-term debt          (4,980,068)    (121,358)
    Borrowings on long-term debt                   8,599,000         -
    Issuance of common stock                           -           93,750
    Notes Receivable from Directors                  270,956         -
                                                   ---------     ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   3,097,888     (402,608)

Net increase in cash                                  91,375       27,916

Cash at beginning of year                            294,298      207,995
                                                   ---------     ---------
CASH AT END OF SIX-MONTH PERIOD                   $  385,673      235,911


See accompanying notes to consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
-----------------------------------------------------------------------------

1.   CONSOLIDATED FINANCIAL STATEMENTS:
     ----------------------------------
     The consolidated financial statements for the six-months ended December 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at December 31, 1997 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.


2.   NOTES RECEIVABLE:
     ----------------
     Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3.   INVENTORIES:
     -----------
     Inventories consisted of the following:

                                   December 31, 1997    June 30, 1997
                                   -----------------    -------------
     Finished goods                     $2,013,699       $1,665,877
     Work in process                       407,419          249,646
     Raw materials                       2,206,318        2,431,974
                                        ----------       ----------
                                        $4,627,436       $4,347,497


4.   LONG-TERM DEBT:
     --------------
      On June 25, 1997, the Company entered into a promissory note agreement with its primary bank whereby Pacer can borrow up to $8,000,000 to be utilized for working capital, capital expenditures and acquisitions.
      This promissory note is cross-collateralized by trade accounts receivable, inventory, and certain equipment, and bears interest at the bank's prime rate (8.50% at December 31, 1997) plus 0.50%. The note requires monthly interest payments only and has a maturity date of July 1, 2000. Prepayments of the principal balance are permitted without penalty.

      This new credit facility was utilized initially to retire in July, 1997, the Company's line of credit balance ($792,000 at June 30, 1997), and two
      (2) term loans ($484,068 total at June 30, 1997).  On July 15, 1997,
      Pacer utilized this credit facility to finance the acquisition of California Chemical Specialties, Inc.

      This credit agreement requires maintenance of certain financial ratios and compliance with other bank covenants. Pacer was in full compliance at December 31, 1997.



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

RESULTS OF OPERATIONS
---------------------
Net sales for the three months ended December 31, 1997 increased by 6.4% to $6,273,501 from $5,898,868 for the same quarter last year. Operating income improved 4.5% to $546,483 for the second quarter compared to $522,921 in the year ago second quarter. Net income improved 95.6% to $275,646 versus $140,916 for the corresponding quarter last year. For the six months ended December 31, 1997, net sales improved 8.6% to $13,648,651 from $12,572,462 for the comparable period in 1996. Operating income was $1,481,556, a 20.9% increase from $1,225,224 in the comparable period a year ago. Net income rose 50.5% to $726,519 from $482,735 in the 1996 first six-month period.

Domestic sales for the first half of fiscal year 1998 increased 3.8% to $10,920,453 from $10,520,476 in the prior year. Approximately 80% of total sales for the first half were attributable to domestic sales. The Company experienced a temporary softness in demand during the most recent quarter, resulting in relatively level domestic sales period-to-period. Domestic results were, however, favorably impacted by the revenue contribution from California Chemical which performed in line with expectations.

International sales increased to $2,728,198, representing 20% of total sales for the first half, versus $2,051,987, or 16.3% of total sales for the comparable period last year. The Company benefited from strong sales of its Pro Seal line in the Middle East, South America and the Philippines. Demand for cosmetic private label nail care products was strong during the first half, particularly in Germany and the United Kingdom.

Cost of sales for the second quarter ended December 31, 1997 was $4,021,341, or 6.4% of sales. This represents an increase of $212,651, or 5.6% over the comparable period in the prior year. For the six months ended December 31, 1997, cost of sales was $8,662,349, or 6.4% of sales. This represented a rise of $599,376, or 7.4% over the same period last year. The increases were primarily due to higher volume, partially offset by efficiency improvements resulting from further vertical integration of manufacturing operations.

Selling, general and administrative expenses for the second quarter ended December 31, 1997 were $1,705,678 or 27% of sales. This represented an increase of $138,421 from $1,567,257, or 8.8% over the comparable quarter in the prior year. For the six-month period ended December 31, 1997, selling, general and adminstrative expenses were $3,504,747, or 26% of sales. This was an increase of $220,482, or 6.7% over the same period in the prior year. This spending was attributed to marketing expenses required to support the Company's expanding sales effort world wide. Additional expenditures pertained to public relations fees and goodwill amortization related to the acquisition of California Chemical.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,338 and $66,677 were recorded during the second quarter and six-month period ended December 31, 1997 respectively. Goodwill related to California Chemical Specialties, Inc., is being amortized over 20 years. Amortization costs of $28,451 and $52,161 were recorded during the second quarter and six-month period of fiscal year 1998. Management believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the quarter ended December 31, 1997 was $71,728 compared to $18,739 for the same period in fiscal year 1997. For the six-month period ended December 31, 1997, interest expense was $195,051 versus $84,322 during the same period in the prior year. This increase was attributed primarily to bank borrowings utilized to finance the acquisition of California Chemical.

Other income for the second quarter of fiscal year 1998 was $9,441. This compared to $67,944 for the same period in the prior year. This change was mainly attributed to a one-time gain of $76,000 from the disposition of surplus equipment during fiscal year 1997, partially offset by early payment discounts granted to customers. For the six-month period ended December 31, 1997, other income was $11,712 compared to $51,624 for the first half of fiscal year 1997. This was primarily due to the one-time gain from the disposition of surplus equipment recorded during the second quarter of fiscal year 1997.

Income taxes declined significantly during the second quarter and six-month period ended December 31, 1997 compared to the corresponding prior year period when the Company recorded an unusually higher level of income tax expense due to a one-time charge.

The Company's effective tax rate was 43% and 44%, respectively for the second quarter and six-month period ended December 31,1997.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Net cash provided by all activities during the first six months of fiscal year 1998 was $91,375 compared to $27,916 during the comparable period in fiscal year 1997.

Cash consumed by operations during the first half of fiscal year 1998 was $350,667 compared to cash provided of $702,961 during the comparable period in fiscal year 1997. This change was primarily attributed to increases in prepaid expenses, accounts receivable and inventories, coupled with a decrease in accounts payable. The increases in working capital were partially offset by stronger net income. The rise in accounts receivable and inventories were attributed to higher volume. The decrease in accounts payable was due to the timing of payments to suppliers for certain raw materials. The increase in prepaid expenses was mainly due to prepayment of income taxes for the first half of fiscal year 1998.

Cash used in investing activities was $2,655,846 in the first quarter of fiscal year 1998 compared to $272,437 in the prior year. This increase was prompted by goodwill related to the acquisition of California Chemical Specialties, Inc.

Cash provided by the Company's financing activities was $3,097,888 during the first half of fiscal year 1998, versus cash consumed of $402,608 during the same period in fiscal year 1997. This increase was attributed primarily to the Company's long-term debt borrowings utilized to finance the acquisition of California Chemical.

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


                            PACER TECHNOLOGY





      February 10, 1998    /s/James T. Munn
                           ----------------
                           James T. Munn
                           President/Chief Executive Officer






      February 10, 1998    /s/Roberto J. Cavazos, Jr.
                           --------------------------
                           Roberto J. Cavazos, Jr.
                           Chief Financial Officer

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PACER TECHNOLOGY





   February 10, 1998      ___________________________
                          By: James T. Munn
                          President/Chief Executive Officer






   February 10, 1998      ____________________________
                          By: Roberto J. Cavazos, Jr.
                          Chief Financial Officer