Form 10QSB
period 1998-03-31
PACER TECHNOLOGY
filed 1998-05-15
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     March 31, 1998.
     --------------
                               OR

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________ to _______

     Commission file number 0-8864
                            ------

                     PACER TECHNOLOGY
 ------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
-------------------------------    --------------------------------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
-----------------------------------------     --------------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
                   --------------------------------
                    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  XXX  NO
                                                                 ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of March 31, 1998 were 15,849,975.

                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------
                             ASSETS
                                                   March 31,
                                                     1998         June 30,
                                                  (Unaudited)       1997
                                                  -----------    ------------
CURRENT ASSETS:
 Cash                                                 $   162,513     294,298
 Trade receivables, less allowance for doubtful
    accounts of $482,588 and $383,170 respectively
    (note 2)                                            6,733,264   4,719,970
 Other receivables                                        172,579     198,855
 Notes receivable - Current (note 2)                      215,423     248,220
 Inventories (note 3)                                   8,874,207   4,347,497
 Prepaid expenses                                         888,555     390,332
 Deferred income taxes                                    621,804     621,804
                                                       ----------- ----------
    Total current assets                               17,668,345  10,820,976

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   6,203,300   5,370,571
 Accumulated depreciation & amortization               (4,333,557) (3,925,940)
                                                       ----------  ----------
  Total Equipment & Leasehold Improvements              1,869,743   1,444,631

 Deferred income taxes                                     60,222      60,222
 Cost in excess of net assets of businesses
   acquired, net                                        3,760,071   1,690,878
 Other Assets                                              31,778       9,344
                                                      -----------  ----------
   Total Assets                                       $23,390,159  14,026,051
                                                       ==========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Bank borrowings (note 4)                             $      -        792,000
 Current installments of long-term debt                      -        262,866
 Accounts payable                                       2,857,815   2,367,245
 Accrued payroll and related expenses                     376,369     386,952
 Other accrued expenses                                 1,988,935   1,233,439
                                                       ----------  ----------
   Total Current Liabilities                            5,223,119   5,042,502

Long-term debt, excluding current
   installments (note 4)                                7,979,000     221,202
                                                       ----------  ----------
   Total Liabilities                                   13,202,119   5,263,704

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,849,975 shares
    at Mar 31, 1998 and June 30, 1997.                  8,260,973   8,260,973
  Accumulated earnings                                  2,227,141   1,072,404
  Notes receivable from directors (note 5)               (300,074)   (571,030)
                                                       ----------   ---------
     Total stockholders' equity                        10,188,040   8,762,347
                                                      -----------  ----------
     Total Liabilities & Stockholders' Equity         $23,390,159  14,026,051
                                                       ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                        PACER TECHNOLOGY & SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

                              Three-Months Ended         Nine-Months Ended
                                   March 31,                 March 31,
                                1998        1997         1998         1997
                            (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
                             ----------   ----------    ----------  ----------
NET SALES                    $ 8,321,050   6,606,612   $21,969,702  19,179,074

COST OF SALES                  5,348,746   4,279,165    13,990,095  12,342,138
                               ---------   ---------    ----------  ----------

  Gross Profit                 2,972,304   2,327,447     7,979,607   6,836,936

SELLING, GENERAL &
  ADMINISTRATIVE EXPENSES      2,067,539   1,661,735     5,571,912   4,946,000
                               ---------   ---------     ---------   ---------
  Operating Income               904,765     665,712     2,407,695   1,890,936

OTHER (INCOME) EXPENSE:

  Interest expense, net          139,276     73,595        355,699     157,917

  Other (income) expense, net      3,774    ( 9,278)       ( 7,938)    (60,902)
                                --------    --------     ---------  ----------

Income before income taxes       761,715     601,395     2,059,934   1,793,921

Income tax expense               333,498     248,831       905,197     958,622
                                --------    ---------    ---------    --------
NET INCOME                   $   428,217     352,564    $1,154,737     835,299
                                ========    ========    ==========    ========
Weighted average common
shares outstanding:           15,849,975  15,777,975    15,849,975  15,457,197

Basic E.P.S.                       $0.03       $0.02         $0.07       $0.05
                                    ====       =====          ====        ====

Diluted weighted average
common shares outstanding:    18,126,980  18,135,780    18,126,980  18,135,780

Diluted E.P.S.                     $0.02       $0.02         $0.06       $0.05
                                    ====        ====          ====        ====


    See accompanying notes to condensed consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
                                                     Nine-Months Ended
                                                          March 31,
                                                      1998        1997
                                                  (Unaudited)  (Unaudited)
                                                  ----------   ----------
NET INCOME                                        $1,154,737      835,298
Adjustments to reconcile net earnings to
net cash provided by operating activities, net of
effect of acquisitions:
   Depreciation                                      406,612      356,226
   Amortization of other assets                      206,921      142,209
   Loss (Gain) on sale/disposition of property
      and equipment                                    1,005      (76,000)
   Increase in provision for doubtful
      accounts                                        99,418      112,307
   Increase in trade accounts receivable          (1,931,136)    (620,027)
   Decrease (increase) in other receivables           26,276      (19,359)
   Decrease in notes receivables                      32,797       99,529
   Increase in inventories                           (63,631)    (479,567)
   Decrease in prepaid expenses
      and other assets                                51,617      216,982
   Increase (Decrease) in accounts payable           460,937     (192,108)
   (Decrease) Increase in accrued payroll and
      related expenses                               (10,583)     205,549
   Increase in accrued expenses and other
      liabilities                                    256,153      391,601
                                                     -------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES            691,123      972,640

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of Cook Bates                     (4,818,067)        -
    Acquisition of California Chemical
      Specialties, Inc.                           (2,550,000)        -
    Proceeds from sale of property and
      equipment                                        -           76,000
    Capital expenditures                            (428,729)    (514,732)
                                                  ----------     ---------
NET CASH USED IN INVESTING ACTIVITIES             (7,796,796)    (438,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                      (792,000)    (183,524)
    Principle payments on long-term debt          (7,935,135)    (466,000)
    Borrowings on long-term debt                  15,430,067         -
    Issuance of common stock                           -          111,718
    Notes Receivable from Directors                  270,956       58,438
                                                   ---------     ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   6,973,888     (479,368)

Net (decrease) increase in cash                     (131,785)      54,540

Cash at beginning of year                            294,298      207,995
                                                    --------     --------
CASH AT END OF NINE-MONTH PERIOD                  $  162,513      262,535
                                                    ========     ========


Supplemental disclosures of cash flow information:

Cash paid during the period for interest          $  321,905      179,151
                                                     =======      =======

Cash paid during the period for income tax        $  998,000      918,000
                                                     =======      =======




See accompanying notes to condensed consolidated financial statements.

                   PACER TECHNOLOGY & SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
-----------------------------------------------------------------------------

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     -------------------------------------------
     The condensed consolidated financial statements for the nine-months ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at March 31, 1998 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


2.   NOTES RECEIVABLE:
     ----------------
     Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3.   INVENTORIES:
     -----------
     Inventories consisted of the following:

                                      March 31, 1998    June 30, 1997
                                      --------------     ------------
     Finished goods                     $3,611,006       $1,665,877
     Work in process                       717,566          249,646
     Raw materials                       4,545,635        2,431,974
                                        ----------       ----------
                                        $8,874,207       $4,347,497
                                        ==========       ==========

4.   LONG-TERM DEBT:
     --------------
     On June 25, 1997, the Company entered into a promissory note agreement with its primary bank whereby Pacer can borrow up to $8,000,000 to be utilized for working capital, capital expenditures and acquisitions. This promissory note is cross-collateralized by trade accounts receivable, inventory and certain equipment, and bears interest at the bank's prime rate (8.50% at March 31, 1998) plus 0.50%. The note requires monthly interest payments only and has a maturity date of July 1, 2000. Prepayments of the principal balance are permitted without penalty.

     This new credit facility was utilized initially to retire in July, 1997, the Company's line of credit balance ($792,000 at June 30, 1997), and two
     (2) term loans ($484,068 total at June 30, 1997). On July 15, 1997, Pacer utilized this credit facility to finance the acquisition of California Chemical Specialties, Inc.

     On February 24, 1998, the Company entered into an agreement with Comerica Bank to increase the line of credit for a ten month period to $10,000,000. The Company utilized the increase to finance the acquisition of Cook Bates on March 04, 1998.

     This credit agreement requires maintenance of certain financial ratios and compliance with other bank covenants. Pacer was in compliance with all covenants at March 31, 1998.

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

6.   ACQUISITIONS
     ------------
     On July 15, 1997, Pacer Technology ("Pacer") completed the acquisition of substantially all of the assets of California Chemical Specialties, Inc. ("Cal. Chem"). The assets purchased from Cal. Chem primarily consisted of trade accounts receivable, inventory, fixed assets, and proprietary formulas. In addition, Pacer assumed the liability for trade accounts payable as of the closing date. The total purchase price consisted of approximately $2,550,000 cash, including transaction costs.

     On March 4, 1998, Pacer Technology ("Pacer") completed the acquisition of certain assets of Cook Bates, a Division of London International Group, Inc. ("LIG"). The assets purchased from Cook Bates primarily consisted of inventory, fixed assets, and intellectual property. The total cash purchase price was approximately $4,800,000.

     The following summary represents the unaudited pro forma results of operations as if the acquisitions of Cal. Chem. and Cook Bates had occurred at the beginning of the periods presented, after consideration for certain adjustments including the amortization of cost in excess of net assets acquired (if applicable) and interest expense:

                                            Nine-months ended March 31,
                                               1998        1997
                                            (Unaudited)  (Unaudited)
                                          --------------  -------------
                Net Sales                  $38,826,693     $39,002,776

                Net Income                     900,835         869,761

                Basic E.P.S.                    $ 0.06          $ 0.06

                Diluted E.P.S.                  $ 0.05          $ 0.05


     The pro forma data is provided for illustrative purposes only. It does not purport to be indicative of the results that would have actually occurred if the acquisitions of California Chemical Specialties Inc., and Cook Bates had been consummated on the dates indicated or that may be obtained in the future.

RESULTS OF OPERATIONS
---------------------
Net sales for the three months ended March 31, 1998 increased by 26.0% to $8,321,050 from $6,606,612 for the same quarter last year. Operating income improved 35.9% to $904,765 for the third quarter compared to $665,712 in the same period a year ago. Net income improved 21.5% to $428,217 versus $352,564 for the corresponding quarter last year. For the nine months ended March 31, 1998, net sales improved 14.6% to $21,969,702 from $19,179,074 for the comparable period in 1997. Operating income was $2,407,695, a 27.3% increase from $1,890,936 in the comparable period a year ago. Net income rose 38.2% to $1,154,737 from $835,299 in the comparable period last year.

Domestic sales for the nine-month period of fiscal year 1998, increased 12.7% to $17,891,510 from $15,875,695 in the prior year. Approximately 81.4% of total sales for the nine-month period were attributable to domestic sales. These results were favorably impacted by the revenue contribution from California Chemical which performed in line with expectations and from Cook Bates, Pacer's most recent acquisition.

International sales increased to $4,078,191, representing 18.6% of total sales for the nine-month period, versus $3,303,379, or 17.2% of total sales for the comparable period last year. The Company benefited from strong sales of its Pro Seal line in the Middle East, South America and the Philippines. Demand for cosmetic private label nail care products was strong during the first nine months, particularly in Germany and the United Kingdom.

Cost of sales for the third quarter ended March 31, 1998 was $5,348,746, or 64.3% of sales. This represents an increase of $1,069,581, or 25.0% over the comparable period in the prior year. For the nine months ended March 31, 1998, cost of sales was $13,990,095, or 63.7% of sales. This represents a rise of $1,647,957, or 13.4% over the same period last year. The increase was primarily due to higher volume, partially offset by improved efficiency resulting from further vertical integration of manufacturing operations.

Selling, general and administrative expenses for the third quarter ended March 31, 1998 were $2,067,539 or 24.8% of sales. This represents an increase of $405,804 from $1,661,735, or 24.4% over the comparable quarter in the prior year. For the nine-month period ended March 31, 1998, selling, general and administrative expenses were $5,571,912, or 25.4% of sales. This was an increase of $625,912, or 12.7% over the same period in the prior year. This spending was attributed to operating expenses related to the acquisition of Cook Bates and California Chemical.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,338 and $100,015 were recorded during the third quarter and nine-month period ended March 31, 1998 respectively. Goodwill related to California Chemical Specialties, Inc., is being amortized over 20 years. Amortization costs of $28,451 and $80,612 were recorded during the third quarter and nine-month period of fiscal year 1998. Management believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the quarter ended March 31, 1998 was $139,276 compared to $73,595 for the same period in fiscal year 1997. For the nine-month period ended March 31, 1998, interest expense was $355,698 versus $157,917 during the same period in the prior year. This increase was attributed primarily to bank borrowings utilized to finance the acquisition of California Chemical and Cook Bates.

For the nine-month period ended March 31, 1998, other income was $7,938 compared to $60,902 for the first half of fiscal year 1997. This was primarily due to a one-time gain from the disposition of surplus equipment recorded during the third quarter of fiscal year 1997.

Income taxes increased during the third quarter from the comparable period a year ago due to the rise in taxable income. For the nine-month period ended March 31, 1998, income taxes declined compared to the corresponding prior year period when the Company recorded an unusually higher level of income tax expense due to a one-time charge.

The Company's effective tax rate for the third quarter and nine-month period ended March 31, 1998 was 43.8% and 43.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES:
---------------------------------
Net cash used by all activities during the first nine months of fiscal year 1998 was $131,785 compared to cash provided of $54,540 during the comparable period in fiscal year 1997.

Cash provided by operations during the nine-month period of fiscal year 1998 was $691,123 compared to cash provided of $972,640 during the comparable period in fiscal year 1997. This change was primarily attributed to an increase in accounts receivable, partially offset by an increase in accounts payable and stronger net income. The rise in accounts receivable and accounts payable was primarily attributed to the Cook Bates acquisition.

Cash used in investing activities was $7,796,796 in the nine-month period ended March 31, 1998, compared to $438,732 during the same period in the prior year. This increase was prompted by the acquisitions of California Chemical Specialties, Inc. and Cook Bates.

Cash provided by the Company's financing activities was $6,973,888 during the first nine-month period of fiscal year 1998, versus cash consumed of $479,368 during the same period in fiscal year 1997. This increase was attributed primarily to the Company's long-term debt borrowings utilized to finance the acquisition of California Chemical in July of 1997 and the acquisition of Cook Bates in March of 1998.

Pacer anticipates that cash generated from operations coupled with continued utilization of its credit facility from its predominant bank will provide the necessary funding to meet capital equipment and working capital requirements during the balance of fiscal year 1998.

CERTAIN TRENDS AND UNCERTAINTIES
--------------------------------

Year 2000 Risks:
---------------
The 'Year 2000' issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the appli-cation of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Most of the Company's operating systems with Year 2000 issues have been modified to address those issues; accordingly, management does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. The Company is currently developing a plan to assure that its other internal operating systems with Year 2000 issues are modified on a timely basis. Suppliers, customers and creditors of the Company also face similar Year 2000 issues. A failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations.

Impact of Recently Issued Accounting Standards:
----------------------------------------------
In June 1997, the Financial Accounting Standards Board issued a new statement titled "Reporting Comprehensive Income." The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating its options for disclosure under this new standard and will imple-ment the statement during its fiscal year ending June 10, 1999.

In June 1997, The Financial Accounting Standards Board issued a new statement titled "Disclosures about Segments of an Enterprise and Related Information." The new statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating its options for disclosure under this standard and will implement the statement during its fiscal year ending June 30, 1999.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACER TECHNOLOGY





      May 15, 1998        /s/James T. Munn
                          -------------------------------
                          James T. Munn
                          President/Chief Executive Officer






      May 15, 1998        /s/Roberto J. Cavazos, Jr.
                          -----------------------------
                          Roberto J. Cavazos, Jr.
                          Chief Financial Officer

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PACER TECHNOLOGY





   May 15, 1998                --------------------------------
                               By: James T. Munn
                               President/Chief Executive Officer






   May 15, 1998                --------------------------------
                               By: Roberto J. Cavazos, Jr.
                               Chief Financial Officer