Form 10QSB/A
period 1998-03-31
PACER TECHNOLOGY
filed 1998-09-22
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          FORM 10-QSBA

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     March 31, 1998.

                               OR

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _________ to________


     Commission file number 0-8864
                            ------

                     PACER TECHNOLOGY
 ----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                         77-0080305
-------------------------------  ---------------------------------
(State or other jurisdiction of (IRS Employer Identification No.) incorporation or organization)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
---------------------------------------        -----------
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

                             PART II

Item 6.  Exhibits and Reports on Form 8-K.

         (b) On March 13, 1998, the registrant filed a Form 8-K. The purpose of the filing was to disclose the acquisition by the registrant of certain assets of Cook Bates, a division of London Inter-national Group, Inc., under Item 2 thereof. No financial state-ments were filed as part of this Form 8-K.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACER TECHNOLOGY





      September 21, 1998        /s/James T. Munn
                                ------------------------
                                James T. Munn
                                President/Chief Executive Officer






      September 21, 1998        /s/Roberto J. Cavazos, Jr.
                                --------------------------
                                Roberto J. Cavazos, Jr.
                                Chief Financial Officer