Form 10-K
period 1998-06-30
PACER TECHNOLOGY
filed 1998-09-25
CIK 275866

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

 X   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the fiscal year ended  June 30, 1998

--- Transition report pursuant to section 13 or 15(d) of the Securities Ex-change Act of 1934 for the transition period from__________to_________

      Commission file number 0-8864
                             ------

                              PACER TECHNOLOGY
       ---------------------------------------------------------
       (Exact name of the registrant as specified in its charter)

             California                                77-0080305
      -------------------------------      --------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

       9420 Santa Anita Avenue
       Rancho Cucamonga, California                        91730
     ----------------------------------------         ---------------
     (Address of principal executive offices)           (Zip Code)

     Issuer's telephone number (909) 987-0550
                               --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, no par value
                           --------------------------
                               (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes xxx   No
                                        ---      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 1, 1998 was $19,057,333 (computed by reference to the average bid and asked prices of such stock on August 1, 1998, as reported in the over-the-counter market.)

The number of shares outstanding of the registrant's Common Stock, as of August 1, 1998, was 15,864,975 shares.

Documents incorporated by reference. Pacer Technology's definitive Proxy Statement dated September 24, 1998 for the 1998 annual meeting of shareholders --Part III.

                                 PART I
                                 ------

Item 1.  Description of Business

Background
----------
Pacer Technology (the "Company") is engaged in the business of manufacturing and marketing high performance adhesives, sealants, and related products. The Com-pany sells these products worldwide under both private label and proprietary trademarks to industrial, consumer, automotive aftermarket and hobby markets. The Company was formed in 1975 as a Wyoming corporation and was reincorporated in California in 1984.

On August 1, 1992, the Company acquired Novest, Inc., a privately-held cor-poration. This product line includes adhesives, sealants and lubricants for engine and body parts, trim applications and accessories.

On October 15, 1993, Pacer acquired the assets of MEXLONIC (formerly Super Glue Corporation), a manufacturer and packager of adhesive products and plastic molded clips for use in automotive, stationery, hardware, home, office and school applications.

On July 15, 1997, Pacer acquired California Chemical Specialties, Inc., a producer of proprietary sculptured acrylic nail liquids and powders and related products for the nail care industry.

On March 4, 1998, the Company acquired Cook Bates, a Division of London Inter-national Group, Inc., a manufacturer and a designer of an extensive line of manicure products. These products are marketed under such name brands as Gem and Mr. Mustache. The Company holds numerous patents and also licenses such brand-name products as Oleg Cassini and Brut.

Major Customers And Export Sales
--------------------------------
Pacer did not have net sales to any one individual customer greater than 10% of total net sales in either 1998, 1997 or 1996.

Principal Markets for Adhesive Products
=======================================

Industrial
----------
The Company's products are sold in the industrial market for use in automotive, aerospace, electronic, O.E.M. and maintenance repair applications.

Consumer
--------
The major thrust of Pacer's consumer division consists of products from Super Glue Corporation. These products include a nationally known brand of adhesives, sealants, and related products for use in automotive, stationery, hardware, home, office and school applications. The remaining lines in the division consist primarily of products demanded by customers who have existing product lines other than adhesives and wish to expand their product base to include adhesive products. In these cases, the Company packages the product requested in containers labeled with the customer's private label trademark.

Hobby
-----
The Company markets several types of adhesives and related products which may be used for various project and model assembly requirements.

Automotive Aftermarket
----------------------
Pacer's automotive aftermarket product line, PRO SEAL (R), includes adhesives, sealants and lubricants for engine and body parts, trim applications and acces-sories.

Marketing
---------
Pacer's products are marketed domestically and internationally. Foreign sales accounted for 17% of total revenues in 1998, 18% of total revenues in 1997, and 16% in 1996. Company products are sold to the industrial market by Pacer sales personnel and through independent distributors. The Company provides technical service and sales support using factory trained personnel and sales representatives. Pacer products are sold to dealers and model shops in the hobby market through a network of master distributors. In the consumer market sector, products are sold by Pacer sales personnel and independent represen-tatives and distributed through mass merchandising retail outlets. Automotive aftermarket products are sold by Pacer sales personnel and independent repre-sentatives and distributed through retail automotive, professional repair and installation, agri-business and heavy duty truck outlets.

Backlog
-------
The backlog of firm orders as of June 30, 1998 was $5.2 million versus $2.1 million as of June 30, 1997. This increase was primarily atrributed to the acquisition of Cook Bates. The current backlog is expected to be substantial-ly filled within the current year.

Research and Development
------------------------
Research and Development expenditures were approximately $441,000, $348,000 and $245,000 in fiscal years 1998, 1997 and 1996, respectively.

Source and Availability of Raw Materials
----------------------------------------
The Company's primary source of raw material is subject to tariff and quota controls, fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. This material is readily available from several suppliers. Other raw materials are also purchased from suppliers for manufacture of the Company's plastic packaging. Supply of these materials is subject to availability of petroleum by-products.

Competitive Conditions Affecting the Company
--------------------------------------------
The principal competitive factors affecting the Company's products are tech-nology, market coverage, price and service. Some of Pacer's competitors are larger and have substantially greater financial resources. The Company believes it is on the leading edge of technology and is price competitive.

Subsidiaries
------------
The Company has one wholly owned subsidiary. Pacer Tech Ltd., based in the United Kingdom, distributes products in the industrial, hobby, consumer, auto-motive aftermarket and private label markets in the United Kingdom and Europe.

Government Regulations
----------------------
Compliance with federal, state and local provisions regarding the production and discharge of materials into the environment is expected to have a minimal adverse effect on capital expenditures, earnings and the competitive position of the Company.

Employees
---------
At August 1, 1998, the Company employed 130 people on a regular full-time basis.

Patents and Licenses
--------------------
The Company owns a number of United States patents and trademarks relating to its adhesives, sealants and manicure implements business. These patents expire on various dates from 1999 to 2013. The Company also owns several pending patent applications.

Pacer has obtained patents, and regularly files new patent applications, in foreign countries, particularly the industrialized countries of Western and Eastern Europe, South America, Africa, the Middle East and the Far East. Since applications have not been filed in all foreign countries and due to the vary-ing degress of protection afforded by foreign patent laws, the Company has somewhat less patent protection abroad than in the United States.

The Company has obtained protection for its major trademarks in essentially all countries where the trademarks are of commercial importance and regularly files new trademark applications on a worldwide basis. In addition, the Company has entered into trademark license agreements from others in those cases where the Company believes it will obtain a competitive advantage thereby.

Item 2.  Description of Property

The Company's executive office, manufacturing facility and research and deve-lopment facility are housed in a 50,000 square foot site in Rancho Cucamonga, California. This facility is leased under an operating lease expiring in June 2009. The Company leases a 10,000 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires October, 2004. The Company also leases a 27,000 square foot facility in Memphis, Tennessee to warehouse and distribute products to customers located in the Midwest and Eastern part of the U.S. This lease expires May 2003. To accommodate the increase in products and services the Company acquired from Cook Bates, Pacer leased another 62,000 square foot facility in Rancho Cucamonga. This lease expires May 2009.

The Company's subsidiary, Pacer Tech Ltd., maintains its sales and distribution office at a leased facility in Essex, England. This lease expires December, 1999.

The Company believes that its present facilities are in good operating condition and are adequate for the Company's present and anticipated future needs.

Item 3.  Legal Proceedings
         -----------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
None

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------
Pacer Technology common stock is traded in the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "PTCH". High and low bid quotations are listed below:

                                    For the year ended June 30,
                                        1998               1997
                                   --------------------------------
                                   HIGH      LOW     HIGH       LOW
                                 ------   -------  -------    -----
     First Quarter              1 17/32   1 5/32   1  7/16      7/8
     Second Quarter             1  7/16      7/8   1  3/16    27/32
     Third Quarter              1 17/32        1   1 17/32    25/32
     Fourth Quarter             2  1/32   1 3/16   1  5/16    15/16

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The approximate number of shareholders of record of the Company's common stock as of August 1, 1998 was 2,142.

Since its incorporation, the Company has not paid any dividends on its common stock and does not anticipate dividend payments in the foreseeable future.

Item 6.  Selected Financial Data
         -----------------------

                          FINANCIAL HIGHLIGHTS
                           YEAR ENDED JUNE 30
                                 (000'S)


                              1998       1997      1996      1995      1994
                           --------    --------  --------  -------  --------
Income (loss) Statement Data:
----------------------------
Net Sales                  $ 31,939     25,678    22,278    20,584   19,884

Gross Profit                 11,346      9,158     7,507     6,622    7,250

Operating Income              2,972      2,562     1,844       136      805

Net Income                    1,541      1,217       925      (200)     452

Other Financial Data:
--------------------
Total Assets               $ 27,799     14,026    13,281    14,629   14,431

Working Capital              14,504      5,778     4,515     3,191    2,863

Debt Obligations              9,869      1,276     2,406     5,118    4,410

Stockholders' Equity         10,632      8,762     7,331     6,290    6,108

Earnings per share:
    Basic                      0.10       0.08      0.06     (0.01)    0.04
    Diluted                    0.09       0.07      0.06     (0.01)    0.03

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations
---------------------

                   Table 1 - Cost of Sales and Gross Margin as a
                                   Percentage of Sales

                                 1998          1997          1996
                                 ----         ------        ------
                  Net Sales      100%          100%          100%
                  Cost of Sales   64%           64%           66%
                  Gross Profit    36%           36%           34%

Comparison of 1998 to 1997
--------------------------
Net sales improved $6,260,674 to $31,938,514, or 24% over the prior year. Domestic sales increased 27% to $26,503,842, and represented 83% of total revenues for fiscal year 1998. The domestic revenue growth was primarily attri-butable to sales from California Chemical and Cook Bates, Pacer's most recent acquisitions. International sales increased 16% to $5,434,672, and represented 17% of total revenues for fiscal year 1998. The international revenue growth was attributed to the Company's cosmetic nail care sales to private label customers in the U.K. and Western Europe, and by gains in Super Glue sales to customers in the Middle East and Central America.

Cost of sales for the year was $20,592,723, or 64% of sales. This represents an increase of $4,072,429, or 25% over the prior year. This rise was attributed primarily to increased volume and higher manufacturing costs as Pacer and Cook Bates ran parallel operations from March 1998 (the date of acquisition) through June 1998.

Selling, General & Administrative expenses were $8,373,526, or 26% of sales. This represents an increase of $1,778,013, or 27% over the prior year. This increase was related to sales and marketing expenses required to support the additional sales volume, and the result of running Pacer and Cook Bates facili-ties parallel from March 1998 through June 1998. The Cook Bates facilities were closed in the latter part of June 1998 and relocated to Pacer locations in California and Tennessee. It is anticipated that cost reductions related to this consolidation will favorably impact the Company's financial results by the end of calendar year 1998. The rise in administrative expenses was attribu-ted to Cook Bates expenses and a significant increase of 27% in Research and Development spending, primarily to support the growth in the Company's cosmetic nail care business. Spending increases for public relations and goodwill per-taining to the acquisition of California Chemical also contributed to the rise in administrative expenses.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1998. Goodwill related to California Chemical is being amortized over 20 years. Amortization costs of $109,064 were recorded during the period of fiscal year 1998. Manage-ment believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $309,333, or 1% of sales. This represents an increase of $233,581, or 308% over the prior year. This increase was primarily attributed to bank borrowings utilized to finance the acquisition of Cook Bates and California Chemical during the 1998 fiscal year.

The Company's effective tax rate was approximately 42% for fiscal year 1998.

Comparison of 1997 to 1996
---------------------------
Net sales increased $3,399,343 to $25,677,840, or 15% over the prior year. Domestic sales increased 13% to $20,988,623, and represented 82% of total revenues for fiscal year 1997. The domestic revenue growth was attributable to a substantial increase in sales of Super Glue, rapid growth in the cosmetic nail care sales to private label customers and steady sales of the ZAP Hobby line. International sales increased 28% to $4,689,217, and represented 18% of total revenues for fiscal year 1997. The international revenue growth was at-tributed to the Company's cosmetic nail care sales to private label customers in Western Europe and by significant gains in automotive aftermarket Pro Seal sales to customers in Eastern Europe.

Cost of sales for the year was $16,520,294, or 64% of sales. This represents an increase of $1,748,579, or 12% over the prior year. This rise was attributed primarily to increased volume, as the Company experienced nominal increases in the cost of raw materials during fiscal year 1997. Cost of sales was favor-ably impacted by a reduction in manufacturing costs driven by continued verti-cal integration of the Company's manufacturing operations.

Selling, General & Administrative expenses were $6,595,513, or 26% of sales. This represents an increase of $932,558, or 16% over the prior year, of which 9% was related to sales and marketing expenses required to support the addi-tional sales volume. The change in administrative expenses was led by a sig-nificant increase of 42% in Research and Development spending, primarily to support the growth in the Company's cosmetic nail care business. Spending increases for public relations, legal and accounting fees also contributed to the change in administrative expenses.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1997. Management believes the Super Glue product line will continue to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $75,752, or less than 1% of sales. This represents a decrease of $290,916, or 79% below the prior year. This improve-ment was primarily attributed to a reduction in interest expense for the utili-zation of the Company's credit facility. A substantial improvement in profit-ability allowed the Company to reduce its reliance on bank borrowings during fiscal year 1997. Other income improved due to a one time gain of approximate-ly $76,000 from the disposition of surplus equipment during fiscal year 1997.

Pacer Technology is currently undergoing a tax audit by the Internal Revenue Service for fiscal years 1994 and 1995. While the results have not been concluded, the Company has recorded an additional provision for a potential liability related to this audit. The Company's effective tax rate, excluding the additional provision, was approximately 45% for fiscal year 1997.

Liquidity and Capital Resources
-------------------------------
Net cash used by all activities in fiscal year 1998 was $16,928 versus cash provided of $86,303 in the prior year.

Cash consumed by operating activities during 1998 was $1,296,691 compared to cash provided of $1,480,864 in fiscal year 1997. The significant rise of 27% in net income in fiscal year 1998 from fiscal year 1997 was a positive contri-butor to this change. The increases in trade accounts receivable, inventory, and accounts payable were primarily volume generated by the Cook Bates acqui-sition. The increase in prepaid expenses and other assets during fiscal year 1998 was caused primarily by advances to suppliers for capital equipment purchases, and prepayments related to the acquisition of Cook Bates. The increase in deferred income taxes during fiscal year 1998 was due to timing differences for Cook Bates related tax deductible expenses. Accrued expenses and other liabilities were higher in fiscal year 1998 due to volume related sales and marketing expenses, and costs reserved in anticipation of closing and relocating Cook Bates facilities to Pacer facilities in California and Tennessee.

Cash consumed by investing activities in 1998 was $7,899,172 compared to $478,560 in the prior year. This increase was the result of the Cook Bates and California Chemical acquisitions, as well as additional expenditures for capital equipment to further enhance the vertical integration of Pacer's manu-facturing operations.

Cash provided by financing activities in 1998 was $9,178,935, compared to cash consumed of $916,000 in the prior year. The increase was primarily due to bank borrowings to finance the all cash acquisitions of Cook Bates and California Chemical. The exercise of certain stock options by officers and repayment of notes by Directors provided a source of cash for the Company during fiscal year 1998.

Pacer anticipates continued utilization of its new credit facility with its predominant bank to supplement cash requirements for working capital, capital equipment purchases and potential acquisitions during the coming year. Management is of the opinion that such sources of cash are sufficient for the ensuing fiscal year.

Certain Trends and Uncertainties
--------------------------------
The Company has in the past and may in the future make forward looking state-ments. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

Technological Change and Competition
------------------------------------
The markets for the Company's products are characterized by frequent new product introductions and declining average selling prices over product life cycles.
The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive prices and performance levels.
In addition, the Company must respond to competitors in the Company's markets. If the Company is not able to make timely introduction of new products or to respond effectively to competition, its business and operating results could be adversely affected.

Variable Demand
---------------
The consumer adhesives industry has historically been reasonably stable and not characterized by cyclical product demand. The manicure implement business (Cook Bates) has had seasonal demand peaks during the last half of the calendar year.

Political and Economic Considerations
-------------------------------------
In recent years, a significant portion of the Company's net sales and operating profit growth have come from international revenues. As a result, the Company's business activities and its results could be significantly affected by the policies of foreign governments and prevailing political, social, and economic conditions. The Company's revenue during fiscal year 1998 was not materially impacted by the widespread weakness in Asian currencies and it is not certain what the long-term effect of the weakness of Asian currencies and the liquidity situation will be on our business.

Availability of Raw Materials
-----------------------------
The consumer adhesive and manicure implement industries have ample manufactur-ing capacity and are expected to continue to do so in the future. The Company's results of operations could be adversely affected if its raw material suppliers are unwilling or unable to supply a timely and sufficient supply of product to the Company.

Intellectual Property Matters
-----------------------------
The consumer adhesive industry is characterized by minimal litigation regarding patent and other intellectual property rights. The Company has on occasion been notified that it may be infringing patent and other intellectual property rights of others. In addition, customers purchasing products from the Company have rights to indemnification and may, under certain circumstances violate the intellectual property rights of others. Although licenses are generally offered in such situations, and the Company has successfully resolved these situations in the past, there can be no assurance that the Company will not be subject to future litigation alleging intellectual property rights infringement, or that the Company will be able to obtain licenses on acceptable terms. An unfavorable outcome regarding one of these matters could have an adverse effect on the Company's business and operating results.

Year 2000 Risks
---------------
The 'Year 2000' issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the appli-cation of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Most of the Company's operating systems with Year 2000 issues have been modified to address those issues; accordingly, management does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant. The Company is currently developing a plan to assure that its internal suppliers, customers and creditors successfully face the Year 2000 issue. A failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations. Therefore, the Company is in the process of developing contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

Impact of Recently issued Accounting Pronouncements
---------------------------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No.131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. The Company is currently evaluating its options for disclosure under this new standard and will implement the statement during its fiscal year ending June 30, 1999. Application of the Statements' require-ments is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          Non - Applicable.

Item 8.   Financial Statements and Supplementary Data

The following consolidated financial statements are included herein:

             Independent Auditors' Report

             Consolidated Balance Sheets - June 30, 1998 and 1997.

             Consolidated Statements of Operations - Years Ended
             June 30, 1998, 1997 and 1996.

             Consolidated Statements of Stockholders' Equity - Years EndedJune 30, 1998, 1997 and 1996.

             Consolidated Statements of Cash Flows - Years Ended
             June 30, 1998, 1997 and 1996.

             Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                      Independent Auditors' Report
                      ----------------------------


To the Board of Directors
Pacer Technology:

We have audited the accompanying consolidated balance sheets of Pacer Technology and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated finan-cial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial state-ments based on our audits. We did not audit the financial statements of Pacer Tech. Limited, a wholly owned subsidiary, which statements reflect total assets constituting 5 percent and 11 percent and total revenues constituting 8 percent and 9 percent in 1998 and 1997, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for Pacer Tech. Limited, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Technology and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                            /s/ KPMG Peat Marwick LLP

Orange County, California
August 14, 1998

                     PACER TECHNOLOGY AND SUBSIDIARIES

                       Consolidated Balance Sheets

                         June 30, 1998 and 1997

                                                            1998         1997
ASSETS                                                 ---------      --------
=======
Current assets:

  Cash                                                 $   277,370      294,298
  Trade receivables, less allowance for doubtful
  accounts of $524,596 in 1998 and $383,170 in
  1997 (notes 2 and 6)                                   8,591,327    4,719,970
  Other receivables                                        146,299      198,855
  Notes receivable - Current (note 2)                      188,642      248,220
  Inventories (notes 3 and 6)                           10,974,578    4,347,497
  Prepaid expenses                                         810,451      390,331
  Deferred income taxes (note 10)                        1,146,769      621,804
                                                        ----------   ----------
Total current assets                                    22,135,436   10,820,975


Equipment and leasehold improvements, net
  (notes 4, 6 and 8)                                     1,819,783    1,444,631
Deferred income taxes (note 10)                            124,065       60,222
Costs in excess of net assets of businesses
  acquired, net (note 1)                                 3,689,516    1,690,878
Other assets (note 5)                                       30,125        9,344
                                                        ----------   ----------
                                                       $27,798,925   14,026,051
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
====================================

Current liabilities:
  Bank borrowings (note 6)                              $      -         792,000
  Current installments of long-term debt (note 6)          333,333      262,866
  Accounts payable                                       4,135,472    2,367,245
  Accrued payroll and related expenses                     494,780      386,952
  Other accrued expenses (note 7)                        2,667,486    1,233,439
      Total current liabilities                          7,631,071    5,042,502
Long-term debt, excluding current installments (note 6)  9,535,889      221,202
                                                        ----------   ----------
      Total liabilities                                 17,166,960    5,263,704

Stockholders' equity (notes 11, and 16):
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,864,975 shares
    in 1998 and 15,849,975 shares in 1997                 8,270,633   8,260,973
  Retained earnings                                       2,613,453   1,072,404
  Notes receivable from directors (notes 11 and 13)        (265,257)   (571,030)
  Foreign currency translation adjustment                    13,136       -
      Total stockholders' equity                         10,631,965   8,762,347
                                                         ----------   ---------
Commitments and contingencies (notes 7,8,13,16 and 17)
                                                        $27,798,925  14,026,051
                                                         ==========  ==========

See accompanying notes to consolidated financial statements.

                    PACER TECHNOLOGY AND SUBSIDIARIES

                  Consolidated Statements of Operations

                Years ended June 30, 1998, 1997 and 1996




                                            1998          1997        1996
                                         ----------    ----------  ----------
Net sales (note 9)                      $31,938,514    25,677,840  22,278,497
Cost of sales                            20,592,723    16,520,294  14,771,715
                                         ----------    ----------  ----------
      Gross profit                       11,345,791     9,157,546   7,506,782

Selling, general and administrative
  expenses                                8,373,526     6,595,513   5,662,955
                                         ----------     ---------   ---------
      Operating income                    2,972,265     2,562,033   1,843,827

Other (income) expense:
  Interest expense, net                     520,847       161,716     267,338
  Other, net                               (211,514)      (85,964)     99,330
                                          ---------     ---------   ---------
      Income before income taxes          2,662,932     2,486,281   1,477,159

Income tax expense (note 10)              1,121,883     1,268,879     552,092
                                         ----------     ---------   ---------
      Net income                        $ 1,541,049     1,217,402     925,067
                                         ==========     =========   =========

Weighted Average Shares - basic
  (note 12)                              15,852,475    15,549,392  15,001,558
                                         ----------    ----------  ----------

      Basic Earnings Per Share          $       .10           .08         .06
                                         ==========    ==========  ==========
Adjusted Weighted
  Average Shares - diluted (note 12)     17,554,113    16,484,119  16,104,712
                                         ----------    ----------  ----------

      Diluted Earnings Per share        $       .09           .07         .06
                                         ==========    ==========   =========

See accompanying notes to consolidated financial statements.

                         PACER TECHNOLOGY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                    Years ended June 30, 1998, 1997 and 1996

             Number of                         Notes      Foreign      Total
            issued and             Retained  Receivable   Currency    Stock-
            outstanding  Common    Earnings     From     translation  holders'
               shares    Stock    (Deficit)   Directors   Adjustment    Equity
           -----------   -------   --------  ----------  -----------   --------


Balances
 at June
 30, 1995  14,403,975  $7,844,535  (1,070,065) (484,500)      -      6,289,970

Net income     -           -          925,067       -         -        925,067
Shares
 issued
 upon exer-
 cise of
 options
 (Note 11)   175,000      55,845       -           -           -        55,845
Shares
 issued
 upon exer-
 cise of
 warrants
 (Note 11)   624,000     198,120       -           -           -       198,120
Shares
 issued
 to employees
 (Note 11)    10,500       6,615       -           -           -         6,615
Promissory Note
 from Directors
 (Note 11)      -           -          -       (144,968)       -      (144,968)
            ----------   --------   --------  ---------    --------   --------
Balances
 at June
 30, 1996  15,213,475   8,105,115   (144,998)  (629,468)       -     7,330,649

Net income      -           -       1,217,402      -           -     1,217,402
Shares
 issued
 upon
 exercise
 of options
 (Note 11)     629,500     150,958       -          -           -      150,958
Shares issued
 to employees
 (Note 11)       7,000       4,900       -          -           -        4,900
Promissory
 Note from
 Directors
 (Note 11)        -           -          -        58,438        -       58,438
           -----------  ---------  ---------  ----------  ---------  ---------
Balances
 at June
 30, 1997  15,849,975   8,260,973  1,072,404    (571,030)       -    8,762,347

Net income     -           -       1,541,049        -           -    1,541,049
Shares
 issued
 upon exer-
 cise of
 options
 (Note 11)     7,500       3,510       -            -           -        3,510
Shares
 issued
 to employees
 (Note 11)     7,500       6,150       -            -            -       6,150
Foreign
 currency
 translation
 adjustment      -           -          -           -        13,136     13,136
Promissory
 Note
 from
 Directors
 (Note 11)       -           -          -        305,773       -       305,773
          ----------   ----------  ---------  ----------   -------- ----------
Balances
 at June
 30, 1998  15,864,975  $8,270,633  2,613,453    (265,257)    13,136 10,631,965
           ==========   =========  =========   =========    ======= ==========

See accompanying notes to consolidated financial statements.

                    PACER TECHNOLOGY AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                Years ended June 30, 1998, 1997 and 1996

                                               1998        1997         1996
                                            ==========    ==========  =========

Net income                                  $1,541,049    1,217,402     925,067

Adjustments to reconcile net income to
  net cash (used in) provided by operating
     activities:
   Depreciation                                532,248      505,315     468,142
   Amortization of other assets                281,013      189,612     189,612
   Gain on sale of property and equipment       (1,295)     (76,000)     (4,742)
   Provision for doubtful accounts             141,426       (5,355)    (11,276)

Changes in operating assets and liabilities,
excluding the effects of acquisitions:
   Increase in trade accounts
     receivable                             (4,012,782)    (199,488)   (657,860)
   Decrease (increase) in other
     receivables                                65,693      (10,118)    (63,372)
   Decrease (increase) in notes receivable      59,577      (30,055)    114,529
   (Increase) decrease in inventory         (1,746,282)    (393,452)  1,554,084
   Increase in prepaid expenses
     and other assets                         (366,943)     (49,583)   (202,732)
   (Increase) decrease in deferred income
     taxes                                    (588,808)    (111,547)    293,521
   Increase (decrease) in accounts payable   1,768,227      (15,473)    615,616
   Increase in accrued payroll
     and related expenses                      107,828       88,946      41,767
   Increase (decrease) in accrued expenses
     and other liabilities                     922,358      370,662    (334,858)
                                             ---------    ---------   ---------
        Net cash provided by (used in)
        operating activities                (1,296,691)   1,480,864   2,927,498
                                             ---------    ---------   ---------
Cash flows from investing activities:

   Payments for acquisitions                 (7,368,067)       -           -
   Proceeds from sale of property and
     equipment                                    -          76,000       3,450
   Capital expenditures                        (531,105)   (554,560)   (246,465)
                                             ----------   ---------    --------
        Net cash used in investing
        activities                           (7,899,172)   (478,560)   (243,015)
                                              ---------     -------     -------
Cash flows from financing activities:

   Principal payments on long-term debt    (11,593,229)    (247,296)   (229,333)
   Borrowings on long-term debt             21,248,731         -          -
   Borrowings on line of credit                  -       10,179,500   8,325,000
   Repayments on line of credit               (792,000)(11,062,500) (10,807,000)
   Notes receivable from directors             305,773       58,438    (144,968)
   Issuance of common stock                      9,660      155,858     260,580
                                           -----------  -----------  ----------
        Net cash provided by (used in)
        financing activities                 9,178,935     (916,000) (2,595,721)
                                             ---------      -------   ---------

Net increase (decrease) in cash                (16,928)      86,303      88,762
Cash at beginning of year                      294,298      207,995     119,233
                                            ----------    ---------   ---------
Cash at end of year                        $   277,370      294,298     207,995
                                            ==========    =========    ========

Supplemental disclosures of cash flow information:

Cash paid during the year for interest     $   497,418      161,716     267,338
                                             =========    =========    ========
Cash paid during the year for income tax   $ 1,259,000    1,083,939     385,250
                                             =========    =========    ========

See accompanying notes to consolidated financial statements.

                    PACER TECHNOLOGY AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

                Years ended June 30, 1998, 1997 and 1996

(1)  The Company and Summary of Significant Accounting Policies

The Company
-----------
Pacer Technology ("Pacer") is a vertically integrated manufacturer, formulator and packager of adhesives, sealants and other related products used in hobby, cosmetic, industrial, automotive aftermarket, consumer and private label applications. Pacer produces nearly all of the plastic containers used to package their adhesives and also produces plastic containers for other customers. Pacer also manufactures and markets manicure implements for the retail consumer markets.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Pacer and its subsidiaries, Pacer Tech Limited ("Pacer Tech") and Recap Limited ("Recap"). Pacer Tech was formed in 1986 to conduct business operations as a distributor of adhesives in the United Kingdom. Recap was formed in 1992 and is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of con-tingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

Equipment and Leasehold Improvements
------------------------------------
Equipment and leasehold improvements are stated at cost less accumulated de-preciation or amortization. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

Costs in Excess of Net Assets of Businesses Acquired
----------------------------------------------------
Costs in excess of net assets of businesses acquired are amortized on the straight-line method over a 14-year to 20-year life. Pacer assesses the re-coverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations.

Earnings per Share
------------------
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share"("SFAS 128")in fiscal year 1998. This statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements (see note 12).

Income Taxes
------------
Pacer reports income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," (FASB 109) which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are deter-mined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see note 10).

Foreign Currency Translation
----------------------------
Assets and liabilities denominated in a functional currency other than U.S. dollars are translated into U.S. dollars at the current rate of exchange exist-ing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses included in net income are immaterial.

Fair Value of Financial Instruments
------------------------------------
In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 1998, the fair value of all financial instruments approximated carrying value.

Research and Development
------------------------
Research and development costs are charged to selling, general and adminis-trative expenses as incurred and amounted to $440,861, $347,691 and $245,375 in 1998, 1997 and 1996, respectively.

Product Warranties
------------------
Pacer provides warranties for some products for periods generally ranging from 6 to 12 months. Estimated warranty costs are recognized at the time of the sale.

Statement of Cash Flows
-----------------------
Cash and cash equivalents represent cash and short-term, highly liquid invest-ments with original maturities of three months or less.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of
-----------------------------------------------------------------------
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impair-ment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", during the fiscal year ended June 30, 1997. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net un-discounted operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is mea-sured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position results of operations, or liquidity.

Stock Based Compensation
------------------------
Prior to July 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During the fiscal year ended June 30, 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(2)  Notes Receivable

Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

(3)  Inventories

Inventories are summarized as follows:              1998            1997
                                                ==========      ==========
   Raw materials                               $ 5,103,266       1,665,877
   Work-in-process                                 542,489         249,646
   Finished goods                                5,328,823       2,431,974
                                                ----------       ---------
                                               $10,974,578       4,347,497

(4)  Equipment and Leasehold Improvements

Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:

                                 Estimated
                                  Useful
                                   Lives           1998            1997
                                  ---------      ---------      -----------

   Shop equipment                   5-10        $4,689,188       3,891,784
   Office furniture and equipment    5-7           588,449         526,716
   Leasehold improvements             10           863,998         834,012
   Transportation equipment            3           124,328         104,865
   Construction in progress            -            10,903          13,194
                                                 ---------       ---------
                                                $6,276,866       5,370,571
   Less accumulated depreciation
   and amortization                             (4,457,083)     (3,925,940)
                                                 ---------       ---------
                                                $1,819,783       1,444,631
                                                 =========       =========

(5) Other Assets

Other assets (net of amortization) consist of the following:

                                                   1998         1997
                                                ========     ========
   Cook Bates-Patents & trademarks, net       $   24,405        1,666
   Patents and trademarks, net                     5,312        6,586
   Other                                             408        1,092
                                                 -------      -------
                                              $   30,125        9,344
                                                ========      =======

(6)  Line of Credit and Long-Term Debt

On June 25, 1997, the Company entered into a promissory note agreement with its primary bank whereby Pacer can borrow up to $8,000,000 to be utilized for work-ing capital, capital expenditures and acquisitions. On May 18, 1998 this note was increased to $17,000,000 and is cross-collateralized by trade accounts receivable, inventory and certain equipment. The interest is at the bank's prime rate (8.5% at June 30, 1998) plus .5%. The note requires monthly interest payments only and has a maturity date of July 1, 2000. Prepayments of the principal balance are permitted without penalty.

This new credit facility was utilized to retire in July 1997 the Company's line of credit balance ($792,000 at June 30, 1997) and two (2) term loans ($484,068 total at June 30, 1997), as well as to finance capital equipment purchases and working capital.

In addition to the above, on May 18, 1998 the Company entered into two (2) other agreements as follows:

  (1) Letter of credit: $5,000,000 from May 1, 1998 to September 30, 1998 and $2,000,000 from October 1, 1998 to April 30, 1999. This agreement in-cludes issuance fees of 1/8% for each letter of credit.

  (2) Term loan of $1,000,000 with a maturity date of July 1, 2000 bearing interest at the prime rate (8.5% at June 30, 1998)plus .5%. This term loan will be used to finance leasehold improvements, capital expenditures, and all other costs related to closing and relocating Cook Bates facili-ties to Pacer locations. This term loan has a maturity date of 3 years from funding and is payable in monthly installments of principal and interest.

The agreements require maintenance of certain financial ratios and contains other restrictive covenants. Pacer Technology was in compliance with all debt covenants on June 30, 1998.

Long-term debt consists of the following:                1998          1997
                                                     ==========     ==========
   Note Payable at prime plus 2%, secured
   by certain assets, due in monthly
   installments of principal plus interest,
   through December 1, 1998.                              -         $ 350,735

   Note Payable at prime plus 1.5%, secured
   by certain equipment, due in 60 monthly principal
   installments of $4,167 plus interest,
   through February 2000.                                  -          133,333

   Term Loan at prime plus .5%, secured by
   certain assets, due in monthly install-
   ments of principal plus interest through
   July 1, 2000.                                    $  972,222           -

   Promissory note agreement with monthly
   interest payments at prime plus .5%,
   secured by certain assets.  This note matures
   July 1, 2000.                                      8,897,000          -

   Less: Current installments                          (333,333)    ( 262,866)
                                                     ----------     ---------
       Total Long-Term Debt                        $  9,535,889    $  221,202
                                                     ==========     =========


(7)  Other Accrued Expenses

Other accrued expenses at June 30, 1998 and 1997 consist of the following:

                                                     1998            1997
                                                    ========       =========

Sales and Marketing Expenses                     $   831,912     $  663,649

Legal and Accounting Expenses                         67,000         52,000

Warranty                                             310,060        109,590

Income and Other Taxes                               715,944        305,762

Relocation and Closure Costs                         531,654           -

Other                                                210,916         102,438
                                                   ----------     -----------
     Total Accrued Liabilities                   $ 2,667,486     $ 1,233,439
                                                   ==========      ==========

(8)  Lease Obligations

Pacer leases three manufacturing facilities under operating leases expiring in June, 2009, October 2004, and May 2009. Pacer also leases two distribution facilities and office equipment under operating lease agreements. Leases for the two distribution facilities expire in December 1999 and May 2003. Future minimum lease payments under noncancellable operating leases as of June 30, 1998 are as follows:

                                                               Operating
              Year ending June 30,                               Leases
                                                               ----------
                   1999                                        $  770,107
                   2000                                           711,860
                   2001                                           735,562
                   2002                                           754,287
                   2003                                           712,287
                Thereafter                                      3,313,477
                                                                ---------
         Minimum future lease payments                         $6,997,580
                                                                =========

Rent expense was $405,134, $383,936, and $404,107 in 1998, 1997 and 1996,
respectively.

(9)  Major Customers and Export Sales

Pacer did not have net sales to any individual customer greater than 10% of total net sales in either 1998, 1997 or 1996.

Pacer's export sales represent approximately 17% of net sales in 1998, 18% of net sales in 1997 and 16% of net sales in 1996.

(10)  Income Taxes

Income tax expense (benefit) from continuing operations for the years ended June 30, 1998, 1997 and 1996 consist of:

                                          1998        1997       1996
                                       ---------    ---------  --------
  Federal:
          Current                     $1,423,861   1,139,387    208,331
          Deferred                      (446,021)    (94,828)   243,296
                                       ---------   ---------   --------
                                         977,840   1,044,559    451,627
   State:
          Current                        286,830     241,039     50,240
          Deferred                      (142,787)    (16,719)    50,225
                                       ---------   ---------    -------
                                      $1,121,883   1,268,879    552,092
                                       =========   =========    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1998 and 1997 are presented below:

Current deferred tax assets (liabilities):            1998         1997
                                                     -------     --------
          Allowance for doubtful accounts           $224,737      153,651
          Inventory                                  259,110      120,102
          Prepaid expenses                           (89,982)     (68,314)
          Vacation accruals                           64,272       59,204
          Warranty accruals                          132,829       43,946
          Advertising accruals                        71,340       65,975
          Amortization                               114,833         -
          Other accruals                             369,630      247,240
                                                   ---------     --------
            Net current deferred tax assets       $1,146,769      621,804
                                                   =========     ========

Non-current deferred tax assets:

        Depreciation                            $  124,065         60,222
                                                  ========        ========

The Company believes that it is more likely than not that the net deferred tax assets will be realized. This belief is based on recent and anticipated future earnings.

The total income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34%) for 1998, 1997 and 1996 as follows:

                                                 1998        1997      1996
                                               ========   ========   =======
   Expected income tax provision              $ 905,396    845,336   502,234
   Non-deductible expenses                       69,446     78,633    83,447
   State income tax, net of
     Federal income tax benefit                  95,068    148,051    63,462
   Effect of foreign operations                  33,745     19,303   (16,470)
   Other                                         18,228    177,556      -
   Reduction of liabilities previously
     accrued                                       -          -      (80,581)
                                              ---------  ---------  --------
                                             $1,121,883  1,268,879   552,092
                                              =========  =========  ========

(11) Stockholders' Equity

Notes Receivable from Directors
-------------------------------
On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) with interest of 7.8% per annum payable to Pacer Technology. One of these notes was paid in full on January 13, 1997, plus interest accrued as of the date of payment. On April 1, 1998, one Director paid $34,846.59 against the principal balance, plus accrued interest. The balance of this note, $23,590.91, is secured by 40,369 shares of the Company's common stock. The remaining note is secured by 100,000 shares of the Company's common stock as provided in a Security Agreement between the Company and the Director.
On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology. This note was secured by 485,000 shares of the Company's common stock as provided in a Security Agreement between the Company and the Director. On August 14, 1997, the Director paid $149,988.45 against the principal balance, plus accrued interest. The balance of this note, $159,199.05, is secured by 249,724 shares of the Company's common stock.

The remaining principal balances and all accrued interest will be due and pay-able in one lump sum on September 27, 1998 and October 19, 1998, respectively; subject to the provisions regarding prepayment noted below.

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

If all principal and accrued interest on the Notes is not paid in full on or before September 27, 1998 and October 19, 1998, respectively, the Company shall be entitled to exercise any and all remedies available to it under the Califor-nia Commercial Code, with full recourse to the personal assets of the Directors.

On September 11, 1995, one Director exercised options to purchase 100,000 shares of Pacer Technology common stock. The Director signed a secured promissory note for the principal sum of $24,000 plus simple interest of 7.015% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 11, 1999; subject to the provisions regarding prepayment noted below. The note is secured by 100,000 shares of the Company's common stock as provided in the Security Agreement between the Company and the Director. On November 20, 1995, a Director exercised warrants to purchase 381,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $120,967.50, plus simple interest of 6.6939% per annum payable to Pacer Technology. This note was paid in full on August 14, 1997 plus interest accrued as of the date of payment. The Director may sell the shares securing the $24,000 Note in whole or in part, without penalty, provided that the proceeds of sale are applied to pre-pay the Note. The amount of each prepayment shall be applied as follows:

(a) first, to interest accrued on the Note with respect to the shares sold, to the date of sale;

(b) second, to the outstanding principal on the Note in the amount of $0.24 per share sold, and

(c)   third, to the seller or his designee.

If the principal and accrued interest on the Note is not paid in full on or before September 11, 1999, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Directors.

Common Stock
------------
During the year ended June 30, 1994, Pacer adopted a stock incentive plan which awards shares of stock to employees for years of service. Under this plan, 500 shares of Pacer stock are granted to each employee for every five years of service. The shares are restricted for one year after the grant date. Pacer awarded 7,500, 7,000, and 10,500 shares to employees for past service and re-corded compensation expense of $6,150, $4,900, and $6,615 in 1998, 1997 and 1996, respectively.

Stock Option and Incentive Stock Option Plans
---------------------------------------------
During the year ended June 30, 1995, Pacer adopted the 1994 Stock Option Plan to provide key employees and directors an opportunity to purchase the common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

Under the 1994 Stock Option Plan, options to purchase up to 2,000,000 shares of Pacer Technology common stock can be granted. The purchase price shall be no less than fair market value on the grant date. The exercise period shall not exceed ten years from grant date and options vest immediately.

In 1996, under this plan, Pacer granted an option to a director to purchase 100,000 shares of Pacer's common stock at $.88 per share. On the date of grant the market value of the stock was $.88 per share. There were no stock options granted during fiscal year 1997. The fair value of stock options granted during fiscal year 1996 was $.69 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 66.03%, risk-free interest rate of 6.19%, and an expected life of 10 years.

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

In fiscal year 1998, under this plan, Pacer granted an option to an employee to purchase 50,000 shares of Pacer's common stock at $1.406 per share. The market value of the stock was $ 1.25 per share on the date of grant. The fair value of the stock option granted during fiscal 1998 was $.95 on the date of grant using the Black Scholes option-pricing model with the following assumpt-ions: volatility rate of 64.88%, risk-free interest rate of 5.60%, and an expected life of 10 years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accor-dingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Comapny determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:
                                        1998                 1997
                                      ========            =========

    Net income    As reported       $ 1,541,049         $ 1,217,402
                  Pro forma           1,513,499           1,217,402

    E.P.S.        As reported              0.10                0.08
                  Pro forma-Basic          0.10                0.08

                  As reported-Diluted      0.09                0.07
                  Pro forma-Diluted        0.09                0.07

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

A summary of transactions under the stock option plans is as follows:

                                      1982 Stock Option Plan & ISOP
                                =============================================
                                 Options                Outstanding Options
                                Available               Exercise  Aggregate
                                for Grant    Shares       Price     Value
                               ----------  ---------   ----------  ----------

   Balances at June 30, 1995        -      1,551,500   $0.19-1.06    637,035

     Options exercised              -       (175,000)   0.24-0.47   ( 55,845)
     Options expired                -       (100,000)        1.06   (106,300)
                              ----------  ----------  -----------   --------
   Balances at June 30, 1996        -      1,276,500   $0.19-0.55    474,890

     Options exercised              -       (629,500)   0.19-0.55   (150,959)
                              ---------   ----------  -----------   --------
   Balances at June 30, 1997        -        647,000   $0.19-0.55    323,931

     Options exercised              -         (7,500)        0.47     (3,510)
                              ---------    ---------   ----------   --------
   Balances at June 30, 1998        -        639,500   $0.19-0.55    320,421
                              =========    =========   ==========   ========

                                         Other Stock Option Plan
                               ============================================
                                Options                 Outstanding Options
                               Available                Exercise  Aggregate
                               for Grant      Shares      Price      Value
                               ---------    --------   ---------  ----------

   Balances at June 30, 1995        -       1,100,000  $1.00-1.08  1,107,800

     Options authorized          100,000         -           -          -
     Options granted           ( 100,000)     100,000        1.06    106,000
                                --------   ----------   ---------  ---------
   Balances at June 30, 1996        -       1,200,000  $1.00-1.08  1,213,800

     Options cancelled              -        (100,000)       1.00   (100,000)
                                --------   ----------   ---------  ---------
   Balances at June 30, 1997        -       1,100,000  $1.00-1.08  1,113,800
                                --------   ----------   ---------  ---------
   Balances at June 30, 1998        -       1,100,000  $1.00-1.08  1,113,800
                                ========   ==========   =========  =========

                                         1994 SOP & ISOP
                               ==============================================
                                Options                 Outstanding Options
                               Available                Exercise  Aggregate
                               for Grant     Shares      Price      Value
                              -----------  ----------  ----------  ----------
   Balances at June 30, 1995     400,000    3,600,000  $0.72-1.00  3,376,000

     Options granted            (100,000)     100,000        0.88     87,500
                                 -------    ---------  ----------  ---------
   Balances at June 30, 1996     300,000    3,700,000  $0.72-1.00  3,463,500

   Balances at June 30, 1997     300,000    3,700,000  $0.72-1.00  3,463,500
                                 -------    ---------  ----------  ---------
     Options granted             (50,000)      50,000        1.41     70,313
                                 -------    ---------  ----------  ---------
   Balances at June 30, 1998     250,000    3,750,000  $0.72-1.41  3,533,813
                                 =======    =========  ==========  =========

At June 30, 1998 and 1997, the options exercisable were 925,000 and 700,000 respectively.

(12) Earnings Per Share

As discussed in Note 1, the Company adopted SFAS No. 128 during fiscal year
1998.

                                                       YEARS ENDED
                                           JUNE 30,      JUNE 30,     JUNE 30,
                                             1998          1997         1996
                                          ==========   ==========   ==========
Numerator:
  Numerator for basic and diluted
  earnings per share--net income--........$1,541,049   $1,217,402   $  925,067

Denominator:
  Denominator for basic earnings per
  share--weighted average number of
  common shares outstanding during
  the period..............................15,852,475   15,549,392   15,001,558

  Incremental common shares attributable
  to exercise of outstanding options...... 1,701,638      934,727    1,103,154
                                          ----------   ----------   ----------
Denominator for diluted earnings
  per share.............................. 17,554,113   16,484,119   16,104,712
                                          ==========   ==========   ==========

Basic earnings per share................. $      .10   $      .08   $      .06
                                           =========    =========    =========

Diluted earnings per share............... $      .09   $      .07   $      .06
                                           =========    =========    =========

Substantially all options were included in the computation of diluted earnings per share for 1998, 1997, and 1996.

(13) 401(k) Plan

Pacer's 401(k) plan is available to all full-time employees who have completed a minimum service of one year at January 1 or July 1 of each year.

Employees who elect to participate in the plan may make contributions to the plan on a pre-tax basis from 2% to 16% of their annual compensation. Pacer contributions, when made, will match 50% of employee contributions up to 4% of salaries paid. Pacer contributions are accrued as participant contributions are withheld, and participants become fully vested in Pacer contributions after six years of service.

Plan expense for the years ended June 30, 1998, 1997 and 1996 was $45,088, $35,740 and $28,707, respectively.

(14) Quarterly Financial Data (Unaudited)

                               NET INCOME
                                                            Net Income
                                                             Per Share
                  Revenues    Gross Profit   Net Income    Basic   Diluted
                 ----------  -------------  -----------   -------  --------
1998
=====
First Quarter   $ 7,375,150     2,734,141      450,872       .03      .03
Second Quarter    6,273,501     2,252,160      275,646       .02      .02
Third Quarter     8,321,050     2,972,304      428,217       .03      .03
Fourth Quarter    9,968,813     3,387,186      386,314       .02      .02

1997
=====
First Quarter   $ 6,673,594     2,419,311      341,819       .02      .02
Second Quarter    5,898,868     2,090,178      140,916       .01      .01
Third Quarter     6,606,612     2,327,447      352,564       .02      .02
Fourth Quarter    6,498,766     2,320,610      382,103       .02      .02


(15) Acquisitions

On July 15, 1997, the Company acquired the assets of California Chemical Specialties, Inc.,("CCSI"). The assets purchased primarily consisted of trade accounts receivable, inventory, fixed assets and proprietary formulas. In addition, Pacer assumed the liability for trade accounts payable as of the closing date. The total purchase price consisted of approximately $2,550,000 cash, including transaction costs.

The acquisition of CCSI has been accounted for as a purchase and, accordingly, the results of operations of CCSI are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $ 2,276,000 and is being amor-tized on a straight-line basis over 20 years.

On March 4, 1998, the Company completed the acquisition of certain assets of Cook Bates, a Division of London International Group, Inc. ("LIG"). The assets purchased from Cook Bates primarily consisted of inventory, fixed assets, and intellectual property. The total cash purchase price was approximately $4,800,000.

The acquisition of Cook Bates has been accounted for as a purchase and, accor-dingly, the results of operations of Cook Bates are included in the Company's consolidated statements of operations from the date of acquisition.

The following summary represents the unaudited pro forma results of operations as if the acquisitions of California Chemical and Cook Bates had occurred at the beginning of the periods presented, after consideration for certain adjust-ments including the amortization of cost in excess of net assets acquired (if applicable) and interest expense:

                                    Twelve-months ended June 30,
                                         1998          1997
                                     (Unaudited)    (Unaudited)
                                    ============   ============

      Net Sales                    $ 51,667,711    $ 52,109,442

      Net Income                      1,153,874       1,111,594

      Basic E.P.S.                       $ 0.07          $ 0.07

      Diluted E.P.S.                     $ 0.07          $ 0.07

The pro forma data is provided for illustrative purposes only. It does not purport to be indicative of the results that would have actually occurred if the acquisitions of California Chemical and Cook Bates had been consummated on the dates indicated or that may be obtained in the future.

(16) Related Party Transactions

The Company has made loans to certain directors which are evidenced by promis-sory notes and secured by shares of common stock. The loans have maturities of 4 years. As of June 30, 1998, the outstanding principal amount on the notes was $265,257 and is included in stockholders' equity. (Note 11)

(17) Commitments and Contingencies

Pacer has entered into sales agreements in the ordinary course of business which include pricing terms, renewability clauses, and provisions which convey trade-mark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on Pacer's financial position or results of operations.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of the directors and executive officers of the Company is incor-porated by reference from the "Election of Directors--Nominees" and "Executive Officers" sections of the Company's definitive Proxy Statement dated September 24, 1998 to be mailed to shareholders in connection with the 1998 Annual Share-holders Meeting and filed with the Securities and Exchange commission on or about September 24, 1998 (the "Proxy Statement"). Information regarding compli-ance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement.

Item 11. Executive Compensation

Incorporated by reference from the "Election of Directors--Executive Compensa-tion," "Report of Compensation Committee" and "Stock Price Performance Graph," sections of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the "General Information--Share Ownership of Management" section of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the "Certain Transactions" section of the Proxy Statement.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)  Financial Statements:

The following is a list of the exhibits filed with this Form 10-K.

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

     Exhibit 10.4 Warrants issued to directors in fiscal year ended June 30, 1987. (3)

     Exhibit 10.5 Lease Agreement for new facilities in Rancho Cucamonga, California, dated March 1, 1988. (2)

     Exhibit 10.6   Agreement To Extend Term of Executive Employment
                    Agreement

     Exhibit 10.7 Agreement To Extend Term of lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga.

     Exhibit 21     Subsidiaries of Registrant

     Exhibit 23     Consent of Independent Auditors

(a)(2)  Financial Statement Schedule:

        A.  Independent Auditors' Report on Schedule

        Schedule
        --------
        II. Valuation and Qualifying Accounts

        All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

(b)     Exibits, Financial Statement Schedules, and Reports on Form 8-K.

        On May 12, 1998, the registrant filed form 8-KA. The purpose of the filing was to amend the Form 8-K filed on March 13, 1998 disclosing the acquisition by the registrant of certain assets of Cook Bates, a division of London International Group, Inc., under Item 2 of form 8-K. The following financial statements were filed as part of this Form 8-KA:

        i)  Financial Statements of Business Acquired
            - Independent Auditors' Report
            - Audited Balance Sheet as of February 28, 1998
            - Audited Statement of Operations and Accumulated Deficit for
              the eleven months ended February 28, 1998
            - Notes to Financial Statements for the eleven months ended
              February 28, 1998

        ii) Pro Forma Combined Balance of Financial Information
            - Unaudited Pro Forma Combined Financial Information
            - Unaudited Pro Forma Combined Balance Sheet of Pacer Technology
              and Subsidiaries at December 31, 1997
            - Unaudited Pro Forma Combined Statement of Income of Pacer
              Technology and Subsidiaries for the six months ended December 31, 1997
            - Unaudited Pro Forma Combined Statement of Income of Pacer
              Technology and subsidiaries for the year ended June 30, 1997
            - Notes to Unaudited Pro Forma Combined Financial Data as of
              December 31, 1997 and June 30, 1997

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

                 INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
Pacer Technology:

    The audits referred to in our report dated August 14, 1998 included the related financial statement schedule as of June 30, 1998 and 1997, and for each of the years in the three-year period ended June 30, 1998, included in the an-nual report on Form 10-K of Pacer Technology. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits and the report of other auditors. In our opinion, such financial state-ment schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/KPMG Peat Marwick LLP


Orange County, California
August 14, 1998

                     SCHEDULE II - PACER TECHNOLOGY

                    VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED JUNE 30
                             (in thousands)

                     Balance at    Charged to
                     Beginning     Costs and                 Balance At
                     Period        Expenses     Deductions   End of Period
                    -----------    -----------  -----------  --------------
    FY 1996:
    =======
    Allowance for
    Doubtful Accounts      $ 400       $  88        $ 100         $ 388

    Allowance for
    Obsolescense             486        (104)          39           343
                           -----       -----        -----         -----
                           $ 886       $( 16)       $ 139         $ 731


    FY 1997:
    =======
    Allowance for
    Doubtful Accounts      $ 389       $ 219        $ 225         $ 383

    Allowance for
    Obsolescense             343          78          166           255
                           -----       -----        -----         -----
                           $ 732       $ 297        $ 391         $ 638

    FY 1998:
    =======
    Allowance for
    Doubtful Accounts      $ 383       $ 166        $  24         $ 525

    Allowance for
    Obsolescense             255         918           66          1,107
                           -----      ------        -----         ------
                           $ 638      $1,084        $  90         $1,632

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


                                PACER TECHNOLOGY



                                /s/ James T. Munn
                                ------------------------
                                James T. Munn, President


                                Date:  September 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

Signature                     Title             Date

/s/ James T. Munn
-----------------             President/        September 25, 1998
James T. Munn                 Chief Executive
                              Officer/Director

/s/ Roberto J. Cavazos, Jr.
--------------------------   Chief Financial         September 25, 1998
Robert J. Cavazos,Jr.         Officer

/s/ John G. Hockin II
---------------------         Chairman of the         September 25, 1998
John G. Hockin II             Board and
                              Director

/s/ DeVere W. McGuffin
----------------------        Secretary and           September 25, 1998
DeVere W. McGuffin            Director


/s/ Joe F. Brock
----------------              Director                September 25, 1998
Joe F. Brock


/s/ Carl Hathaway
-----------------             Director                September 25, 1998
Carl Hathaway


/s/ Larry K. Reynolds
---------------------         Director                September 25, 1998
Larry K. Reynolds

                            INDEX TO EXHIBITS



  Number                    Name

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

Exhibit 21       Subsidiaries of Registrant

Exhibit 23       Consent of Independent Auditors



-------------------------------

1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1990.
2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1988.
3) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1987.
4) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

                                EXHIBIT 21


                    SUBSIDIARIES OF PACER TECHNOLOGY

            1.  Pacer Tech Ltd.
                A United Kingdom Corporation - 100% owned

                                EXHIBIT 23


                     Consent of Independent Auditors
                     -------------------------------

The Board of Directors and Stockholders
Pacer Technology:

We consent to incorporation by reference in the registration statement (No.33-48090) on form S-8 of Pacer Technology of our report dated August 14, 1998, relating to the consolidated balance sheets of Pacer Technology and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of oper-ations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998 which report appears in the June 30, 1998 annual report on Form 10-K of Pacer Technology.



                                                 /s/ KPMG Peat Marwick LLP

Orange County, California
September 24, 1998