Form 10-Q
period 1998-09-30
PACER TECHNOLOGY
filed 1998-11-09
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     September 30, 1998.
     ------------------
                               OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _________ to__________


     Commission file number 0-8864
                            -------

                     PACER TECHNOLOGY
  ---------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                              77-0080305
---------------------------------       --------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

   9420 Santa Anita Avenue
   Rancho Cucamonga, California                       91730-6117
----------------------------------------       ----------------------
(Address of principal executive offices)              (Zip Code)


                            909-987-0550
                   --------------------------------
                    (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  XXX  NO
                                          ----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, shares outstanding as of September 30, 1998 were 15,864,975.

                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
                             ASSETS
                                                     September 30,   June 30,
                                                         1998          1998
                                                      (Unaudited)   (Unaudited)
                                                     ------------  ----------
CURRENT ASSETS:
 Cash                                                 $   559,060     277,370
 Trade receivables, less allowance for doubtful
    accounts of $562,096 and $524,596 respectively
    (note 2)                                           13,627,037   8,591,327
 Other receivables                                        141,029     146,299
 Notes receivable - Current (note 2)                      162,631     188,642
 Inventories (note 3)                                  10,848,060  10,974,578
 Prepaid expenses                                       1,088,143     810,451
 Deferred income taxes                                  1,146,768   1,146,769
                                                       ----------  ----------
    Total current assets                               27,572,728  22,135,436

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                   6,658,366   6,276,866
 Accumulated depreciation & amortization               (4,594,058) (4,457,083)
                                                       ----------   ---------
  Total Equipment & Leasehold Improvements              2,064,308   1,819,783

 Deferred income taxes                                    124,065     124,065
 Cost in excess of net assets of businesses
   acquired, net                                        3,618,962   3,689,516
 Other Assets                                              29,043      30,125
                                                       ----------  ----------
   Total Assets                                       $33,409,106  27,798,925
                                                       ==========  ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current Portion of long-term debt (note 4)               333,333     333,333
 Accounts payable                                       6,144,945   4,135,472
 Accrued payroll and related expenses                     499,620     494,780
 Other accrued expenses                                 3,905,779   2,667,486
                                                       ----------  ----------
   Total Current Liabilities                           10,883,677   7,631,071

Long-term debt, excluding current
   installments (note 4)                               10,919,556   9,535,889
                                                       ----------  ----------
   Total Liabilities                                   21,803,233  17,166,960

STOCKHOLDERS' EQUITY:
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 15,864,975 shares
    at Sep 30, 1998 and June 30, 1998.                  8,270,633   8,270,633
  Retained Earnings                                     3,570,364   2,613,453
  Notes receivable from directors (note 5)               (265,227)   (265,257)
  Other comprehensive income                               30,103      13,136
                                                       ----------  ----------
     Total stockholders' equity                        11,605,873  10,631,965

     Total Liabilities & Stockholders' Equity         $33,409,106  27,798,925
                                                       ==========  ==========

See accompanying notes to consolidated financial statements.

                       PACER TECHNOLOGY & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------
                                             Three-Months Ended

                                                 September 30
                                              1998           1997
                                           (Unaudited)    (Unaudited)
                                           ----------    -----------
    NET SALES                            $ 13,657,709    $ 7,375,150
    COST OF SALES                           8,738,720      4,641,009
                                           ----------     ----------
      Gross Profit                          4,918,989      2,734,141

    SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES               3,043,718      1,799,069
                                           ----------     ----------
      Operating Income                      1,875,271        935,072

    OTHER (INCOME) EXPENSE:

      Interest expense, net                   253,388        123,574
      Other (income) expense, net             (42,610)        (2,522)
                                           ----------     ----------
    Income before income taxes              1,664,493        814,020

    Income tax expense                        707,582        363,148
                                           ----------     ----------
    NET INCOME                           $    956,911    $   450,872
                                           ==========     ==========

    Weighted Average Shares - Basic        15,864,975     15,849,975

      Basic Earnings Per Share           $       0.06    $      0.03
                                           ==========     ==========

    Adjusted Weighted
      Average Shares - Diluted             17,624,745     17,611,839

      Diluted Earnings Per Share         $       0.05    $      0.03
                                           ==========     ==========


    See accompanying notes to consolidated financial statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
                                                    Three-Months Ended
                                                        September 30,
                                                      1998        1997
                                                  (Unaudited)  (Unaudited)
                                                   ---------    ---------
NET INCOME                                        $  956,911      450,872
Adjustments to reconcile net earnings to
net cash provided by operating activities:
    Depreciation                                     162,564      150,304
    Amortization of other assets                      70,554       66,558
    Increase provision for doubtful
      accounts                                        37,500       26,400
    (Increase) in trade accounts
      receivable                                  (5,073,209)  (1,050,499)
    Decrease in other receivables                     22,266       14,722
    Decrease in notes receivables                     26,012        3,987
    Decrease (Increase) in inventories               126,518     (369,913)
    (Increase) Decrease in prepaid expenses
      and other assets                              (276,611)      55,754
    Increase in accounts payable                   2,009,473       35,536
    Increase (decrease) in accrued payroll
       and related expenses                            4,840      (23,091)
   Increase in accrued expenses and other
      liabilities                                  1,238,293      133,227
                                                  ----------   ----------
NET CASH USED BY OPERATING ACTIVITIES               (694,889)    (506,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of California Chemical
       Specialties, Inc.                                -      (2,276,114)
    Capital expenditures                            (407,088)    (138,120)
                                                  ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES               (407,088)  (2,414,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                    (2,422,000)    (792,000)
    Payments on term loan                            (83,333)  (2,389,068)
    Borrowings on long-term debt                   3,889,000    5,634,000
    Repayment of Notes Receivables
       from Director                                   -          270,956
                                                  ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,383,667    2,723,888


Net increase (decrease) in cash                      281,690     (196,489)

Cash at beginning of year                            277,370      294,298
                                                  ----------   ----------
CASH AT END OF THREE-MONTH PERIOD                $   559,060       97,809
                                                  ==========   ==========

Supplemental Disclosures of cash flow information:

Cash paid during the quarter for interest        $   179,070      107,842
                                                  ==========   ==========

Cash paid during the quarter for income tax      $   195,000      200,000
                                                  ==========   ==========


See accompanying notes to consolidated financial statements.

               PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
-------------------------------------------------------------------------------

1.   CONSOLIDATED FINANCIAL STATEMENTS:
     ---------------------------------

     The consolidated financial statements for the three-months ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at September 30, 1998 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.


2.   NOTES RECEIVABLE:
     ----------------

     Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3.   INVENTORIES:
     -----------
     Inventories consisted of the following:

                                 September 30, 1998    June 30, 1998
                                 ------------------    -------------
     Raw materials                 $ 4,599,765          $ 5,103,266
     Work-in-process                   562,425              542,489
     Finished goods                  5,685,870            5,328,823
                                    ----------           ----------
           Total inventories       $10,848,060          $10,974,578
                                    ==========           ==========

4.   LONG-TERM DEBT:
     --------------
      On June 25, 1997, the Company entered into a promissory note agreement with its primary bank whereby Pacer can borrow up to $8,000,000 to be utilized for working capital, capital expenditures and acquisitions. On May 18, 1998 this note was increased to $17,000,000 and is cross-collateralized by trade accounts receivable, inventory and certain equipment. The interest is at the bank's prime rate (8.25% at September 30, 1998) plus 0.5%. The note requires monthly interest payments only and has a maturity date of July 1, 2000. Prepayments of the principal balance are permitted without penalty.

      This new credit facility was utilized to retire in July, 1997, the Company's line of credit balance ($792,000 at June 30, 1997), and two (2) term loans ($484,068 total at June 30, 1997), as well as to finance capital equipment purchases and working capital.

      In addition to the above, on May 18, 1998 the Company entered into two
      (2) other agreements as follows:

          (1) Letter of credit: $5,000,000 from May 1, 1998 to September 30, 1998 and $2,000,000 from October 1, 1998 to April 30, 1999.

               This agreement includes issuance fees of 1/8% for each letter of credit.

          (2) Term loan of $1,000,000 with a maturity date of July 1, 2000 bearing interest at the prime rate (8.25% at September 30, 1998) plus .5%. This term loan was used to finance leasehold improvements, capital expenditures, and all other costs related to closing and relocating Cook Bates facilities to Pacer locations. This term loan has a maturity date of 3 years from funding and is payable in monthly installments of principal and interest.

      The agreements require maintenance of certain financial ratios and contains other restrictive covenants. Pacer Technology was in compliance with all debt covenants on September 30, 1998.


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

     The remaining principal balances and all accrued interest will be due and payable in one lump sum on March 29, 1999 and April 19, 1999, respectively; subject to the provisions regarding prepayment noted below.
     Each Director may sell the shares securing the Note in whole or in part, without penalty, provided that the proceeds of sale are applied to the Note The amount of each prepayment shall be applied as follows:

     (a) first, to interest accrued on the Note with respect to the shares sold, to the date of sale;

     (b) second, to the outstanding principal on the Note in the amount of $0.584375 and $0.6375 per share sold, respectively; and

     (c)  third, to the seller or his designee.

     If all principal and accrued interest on the Notes is not paid in full on or before March 29, 1999 and April 19, 1999, respectively, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Directors.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS
---------------------
Net sales for the quarter ended September 30, 1998 increased by 85% to $13,657,709 from $7,375,150 for the same quarter last year. Domestic sales accounted for approximately 92% of total sales for the first quarter of fiscal year 1999. This performance was primarily attributable to revenues from Cook Bates, Pacer's most recent acquisition, and higher sales for Super Glue products. A significant portion of Cook Bates sales during the quarter were related to seasonal revenues from Halloween and Christmas products. This business is expected to decrease during the balance of fiscal year 1999. International sales decreased to $1,154,950, representing 8% of total sales for the quarter, versus $1,631,415, or 22% of total sales for the comparable period last year. The reduced demand was driven by the widespread weakness in foreign currencies and the general slow down in the world economy.

Cost of sales for the quarter ended September 30, 1998 increased $4,097,711, or 88% to $8,738,720 from $4,641,009 during the comparable quarter last year. This rise was attributed primarily to increased volume related to the Cook Bates acquisition.

Selling, general and administrative expenses for the first quarter ended September 30, 1998 were $3,043,718 or 22% of sales. This represents an increase of $1,244,649 or 69% over the comparable quarter in the prior year. The increase for the period pertained to sales and marketing expenses, and certain administrative expenses directly related to Cook Bates.

Selling, general and administrative expenses also include goodwill amortization related to the acquisition of Super Glue Corporation and California Chemical Specialties, Inc. Goodwill from the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,339 were recorded during the first quarter of fiscal year 1998. In addition, goodwill related to California Chemical Specialties, Inc., is being amortized over 20 years. Amortization costs for the first quarter were $28,451. Management believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the three month period ended September 30, 1998 was $253,388 compared to $123,574 for the same period in fiscal year 1998. This increase was attributed primarily to bank borrowings utilized to finance working capital and all costs related to the acquisition and subsequent relocation of Cook Bates facilities to Pacer's locations.

The company's effective tax rate was 43% for the first quarter ended September 30,1998.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Net cash provided by all activities during the first three months of fiscal year 1999 was $281,690 compared to cash consumed of $196,489 during the comparable period in fiscal year 1998.

Cash used by operations during the first three months of fiscal year 1999 was $694,889 compared to cash used of $506,143 in the prior year. The significant rise of 112% in net income in the first quarter of fiscal year 1999 was a positive contributor to this change. The increases in trade accounts receivable, accounts payable, and accrued expenses were primarily volume generated from the Cook Bates acquisition. The increase in prepaid expenses and other assets during fiscal year 1999 was caused primarily by advance payments to suppliers and prepaid income taxes.

Cash used in investing activities was $407,088 in the first quarter of fiscal year 1999 compared to $2,414,234 in the prior year. The increase during the quarter of fiscal year 1998 was due to the acquisition of California Chemical Specialties, Inc.

Cash provided by the company's financing activities was $1,383,667 during the first three months of fiscal year 1999 versus $2,723,888 during the same period in fiscal year 1998. The increase during the first quarter of fiscal year 1998 was attributed primarily to the Company's long term debt borrowings to finance the acquisition of California Chemical Specialties, Inc.

Pacer anticipates continued utilization of its new credit facility with its predominant bank to supplement cash requirements for working capital and capital equipment purchases during the coming year. Management is of the opinion that such sources of cash will be sufficient to support the needs of the operation for the ensuing fiscal year.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACER TECHNOLOGY





      November 06, 1998   /s/James T. Munn
                          ----------------
                          James T. Munn
                          President/Chief Executive Officer






      November 06, 1998   /s/Roberto J. Cavazos, Jr.
                          --------------------------
                          Roberto J. Cavazos, Jr.
                          Chief Financial Officer