Form 10-Q/A
period 1998-09-30
PACER TECHNOLOGY
filed 1999-01-27
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QA

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     September 30, 1998.
     -------------------
                               OR

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from__________ to_____________


     Commission file number 0-8864
                            -------

                     PACER TECHNOLOGY
------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


           California                               77-0080305
------------------------------------          ---------------------
(State or other jurisdiction of               (IRS Employer Identi-
incorporation or organization)                 fication No.)


9420 Santa Anita Avenue
Rancho Cucamonga, California                         91730-6117
---------------------------------------        ----------------------
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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

Certain Trends and Uncertainties
=================================

Year 2000 Risks
----------------

The 'Year 2000' issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Most of the Company's operating systems with Year 2000 issues have been modified to achieve compliance. It is anticipated that all remaining issues will be resolved by March 31, 1999. Management does not anticipate any significant costs, problems or uncertainties pertaining to becoming Year 2000 compliant. The Company is in the process of surveying its major customers and key suppliers to assess their Year 2000 readiness. A failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations. Therefore, the Company's contingency plans for reme-diation actions include the use of alternate suppliers and/or the manual performance of certain administrative tasks that would otherwise be performed by the Company's computer systems.

                         SIGNATURES


PursuanttotherequirementsoftheSecuritiesExchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          PACER TECHNOLOGY





      January 27, 1999    /s/James T. Munn
                          ----------------
                          James T. Munn
                          President/Chief Executive Officer




      January 27, 1999    /s/Roberto J. Cavazos, Jr.
                          ---------------------------
                          Roberto J. Cavazos, Jr.
                          Chief Financial Officer