Form 10-Q
period 1998-12-31
PACER TECHNOLOGY
filed 1999-02-12
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      December 31, 1998.
      -----------------
                                      OR

--- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _________ to ____________


      Commission file number 0-8864
                             ------

                     PACER TECHNOLOGY
 --------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)



           California                         77-0080305
---------------------------------     -------------------------
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization          cation No.)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
----------------------------------------      ---------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
                    -------------------------------
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

Common stock, no par value, shares outstanding as of December 31, 1998 were 15,939,475.

                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                             ASSETS
                             ======
                                                     December 31,   June 30,
                                                        1998          1998
                                                     (Unaudited)  (Unaudited)
                                                    -------------  ----------
CURRENT ASSETS:

Cash                                                $   662,069      277,370
Trade receivables, less allowance for
 doubtful accounts of $599,596 and
 $524,596 respectively (note 2)                      13,825,336    8,591,327
Other receivables                                       175,217      146,299
Notes receivable - Current (note 2)                     129,301      188,642
Inventories (note 3)                                 11,516,121   10,974,578
Prepaid expenses                                        961,059      810,451
Deferred income taxes                                 1,146,769    1,146,769
                                                     ----------   ----------
    Total current assets                             28,415,872   22,135,436

EQUIPMENT & LEASEHOLD IMPROVEMENTS:

Cost                                                  6,898,314    6,276,866
Accumulated depreciation & amortization              (4,747,328)  (4,457,083)
                                                     ----------   ----------
    Total Equipment & Leasehold Improvements          2,150,986    1,819,783

Deferred income taxes                                   124,065      124,065
Cost in excess of net assets acquired, net            3,548,407    3,689,516
Other Assets                                             28,370       30,125
                                                     ----------   ----------
    Total Assets                                    $34,267,700   27,798,925
                                                     ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ====================================

CURRENT LIABILITIES:

Current Portion of long-term debt (note 4)              333,333      333,333
Accounts payable                                      4,734,516    4,135,472
Accrued payroll and related expenses                    668,185      494,780
Other accrued expenses                                2,797,584    2,667,486

    Total Current Liabilities                         8,533,618    7,631,071

Long-term debt, excluding current
   installments (note 4)                             13,689,222    9,535,889
                                                     ----------   ----------
    Total Liabilities                                22,222,840   17,166,960

STOCKHOLDERS' EQUITY:

Common stock, no par value.  Authorized
 50,000,000 shares;issued and outstanding
 15,939,475 shares at Dec 31, 1998
 and 15,864,975 shares in June 30, 1998.              8,305,499    8,270,633
Retained Earnings                                     3,991,251    2,613,453
Notes receivable from directors (note 5)               (265,227)    (265,257)
Other comprehensive income (note 6)                      13,337       13,136
                                                     ----------   ----------
    Total stockholders' equity                       12,044,860   10,631,965

    Total Liabilities & Stockholders' Equity       $ 34,267,700   27,798,925
                                                     ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                                 PACER TECHNOLOGY & SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                ------------------------------------------------------------

                                  Three-Months Ended        Six-Months Ended
                                     December 31,             December 31,
                                   1998        1997          1998      1997

                               (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                               -----------  ----------   ----------  ----------
NET SALES                     $ 11,840,117   6,273,501   25,497,826  13,648,651

COST OF SALES                    7,704,599   4,021,341   16,443,321   8,662,349
                                ----------  ----------   ----------  ----------
  Gross Profit                   4,135,518   2,252,160    9,054,505   4,986,302

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES        3,193,159   1,705,678    6,236,875   3,504,747
                                ----------  ----------   ----------  ----------
  Operating Income                 942,359     546,483    2,817,630   1,481,556

OTHER (INCOME) EXPENSE:

  Interest expense, net            266,471      71,728      519,859     195,051
  Other (income) expense, net      (71,898)     (9,441)    (114,508)    (11,712)
                                ----------  ----------   ----------   ---------
Income before income taxes         747,786     484,196    2,412,279    1,298,217

Income tax expense                 326,900     208,550    1,034,482      571,698
                                ----------   ---------   ----------   ----------
NET INCOME                    $    420,886  $  275,646    1,377,797      726,519
                                ==========   =========   ==========   ==========


Weighted Average Shares-
  Basic (Note 7)                15,914,642   15,849,975  15,889,809   15,849,975
(Note 7)
  Basic Earnings Per Share      $     0.03   $     0.02  $     0.09   $     0.05
                                ==========   ==========  ==========   ==========

Adjusted Weighted
  Average Shares - Diluted      17,867,284   17,138,808  17,849,241   17,389,432
(Note 7)
  Diluted Earnings Per Share    $     0.02   $     0.02  $     0.08   $     0.04
                                ==========    =========  ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------

                                                       Six-Months Ended
                                                         December 31,
                                                      1998        1997
                                                  (Unaudited)  (Unaudited)
                                                  ----------   -----------
NET INCOME                                        $1,377,797      726,519

Adjustments to reconcile net earnings to
net cash provided by operating activities:
    Depreciation                                     316,334      284,673
    Amortization of other assets                     141,109      136,367
    Increase provision for doubtful
      accounts                                        75,000       52,800
    (Increase) in trade accounts
      receivable                                  (5,309,009)    (639,975)
    (Increase) Decrease in other receivables         (28,687)      31,468
    Decrease in notes receivables                     59,342       27,076
    (Increase) in inventories                       (541,543)    (279,939)
    (Increase) in prepaid expenses
      and other assets                              (148,853)    (405,972)
    Increase (decrease) in accounts payable          599,044     (587,936)
    Increase in accrued payroll
       and related expenses                          173,405       72,797
    Increase in accrued expenses and other
      liabilities                                    130,098      231,455
                                                  ----------    ---------
NET CASH USED IN OPERATING ACTIVITIES             (3,155,963)    (350,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of California Chemical
       Specialties, Inc.                                -      (2,276,114)
    Capital expenditures                            (647,537)    (379,732)
                                                    --------    ---------
NET CASH USED IN INVESTING ACTIVITIES               (647,537)  (2,655,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                    (5,420,000)    (792,000)
    Payments on term loan                           (166,667)  (4,980,068)
    Borrowings on long-term debt                   9,740,000    8,599,000
    Issuance of Common Stock                          34,866        -
    Repayment of Notes Receivables
       from Director                                   -          270,956
                                                   ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          4,188,199    3,097,888

Net increase in cash                                 384,699       91,375

Cash at beginning of year                            277,370      294,298
                                                   ---------    ---------
CASH AT END OF SIX-MONTH PERIOD                  $   662,069      385,673
                                                   =========    =========

Supplemental Disclosures of cash flow information:

Interest paid during the period                  $   431,859      198,663
                                                    --------    ---------
Income taxes paid during the period              $   890,800      838,000
                                                    --------    ---------

See accompanying notes to condensed consolidated financial statements.

                   PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
-----------------------------------------------------------------------------

1.    CONSOLIDATED FINANCIAL STATEMENTS:
      ---------------------------------
      The consolidated financial statements for the three-month and the six-month periods ended December 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at December 31, 1998 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full year.


2.    NOTES RECEIVABLE:
      ----------------
      Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3.    INVENTORIES:
      -----------
      Inventories consisted of the following:

                              December 31, 1998        June 30, 1998
                              -----------------        -------------

      Raw materials                 $ 5,773,194          $ 5,103,266
      Work-in-process                   614,641              542,489
      Finished goods                  5,128,286            5,328,823
                                     ----------           ----------
           Total inventories        $11,516,121          $10,974,578
                                     ==========           ==========

4.    LONG-TERM DEBT:
      --------------
      On June 25, 1997, the Company entered into a promissory note agreement with its primary bank whereby Pacer can borrow up to $8,000,000 to be utilized for working capital, capital expenditures and acquisitions. On May 18, 1998 this note was increased to $17,000,000 and is cross-collateralized by trade accounts receivable, inventory and certain equipment. The interest is at the bank's prime rate (7.75% at December 31, 1998) plus 0.5%. The note requires monthly interest payments only and has a maturity date of July 1, 2000. Prepayments of the principal balance are permitted without penalty.

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

            (2) Term loan of $1,000,000 with a maturity date of July 1, 2000 bearing interest at the prime rate (7.75% at December 31, 1998) plus .5%. This term loan was used to finance leasehold improvements, capital expenditures, and all other costs related to closing and relocating Cook Bates facilities to Pacer locations. This term loan has a maturity date of 3 years from funding and is payable in monthly installments of principal and interest.

      The agreements require maintenance of certain financial ratios and contains other restrictive covenants. Pacer Technology was in compliance with all debt covenants on December 31, 1998.

      Subsequent to December 31, 1998, the Company entered into a credit agreement with an alternate bank. This agreement will become effective on approximately February 22, 1999. This new credit facility will be utilized to replace all existing bank debt and finance future working capital and capital equipment requirements. The structure of the new credit facility is more favorable than the existing agreement including improved lending rates.

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

      The remaining principal balances and all accrued interest will be due and payable in one lump sum on March 29, 1999 and April 19, 1999, respec-tively; subject to the provisions regarding prepayment noted below.
      Each Director may sell the shares securing the Note in whole or in part, without penalty, provided that the proceeds of sale are applied to the Note. The amount of each prepayment shall be applied as follows:

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

6.    Comprehensive Income
      --------------------
In the current period, the Company adopted SFAS 130 "Reporting Comprehensive Income", which establishes standards for disclosing comprehensive income in both annual and interim financial statements. Accordingly, the Company's comprehensive income was as follows:

                              Three-Months Ended      Six-Months Ended
                                December 31,            December 31,

                              1998        1997         1998      1997
                            --------   --------    ---------  --------
Net Income                 $ 420,886    275,646    1,377,797   726,519
Foreign currency
 translation adjustment      (16,766)      -             201      -
                             --------   --------   ---------  --------

   Comprehensive Income    $ 404,120    275,646    1,377,998   726,519
                            ========  =========    =========  ========

7.    Earnings Per Share
      ------------------
Earnings per share is computed based on the weighted average number of shares outstanding and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Dilutive securities consisting of common stock options are included in the computation of earnings per dilutive share when their effect is dilutive. Accordingly, "Basic EPS" and "Diluted EPS" are calculated as follows:

                              Three-Months Ended       Six-Months Ended
                                 December 31,             December 31,

                             1998          1997         1998        1997
                           ----------   ---------   ----------   ---------
Numerator:
  Numerator for basic and
  diluted earnings
  per share-net income     $  420,886     275,646    1,377,797     726,519

Denominator:
  Denominator for basic
  earnings per share - weighted
  average number of
  common shares outstanding
  during the period        15,914,642  15,849,975   15,889,809  15,849,975

  Incremental common shares
  attributable to exercise of
  outstanding options       1,952,642   1,288,833    1,959,432   1,539,457
                           ----------  ----------   ----------  ----------
Denominator for diluted
  earnings per share       17,867,284  17,138,808   17,849,241  17,389,432
                           ==========  ==========   ==========  ==========

Basic earnings per share   $     0.03  $     0.02   $     0.09  $     0.05
                           ==========  ==========   ==========  ==========

Diluted earnings per share $     0.02  $     0.02   $     0.08  $     0.04
                           ==========  ==========   ==========  ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         ----------------------------------------------------------------------
         of Operations.
         -------------

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ended December 31, 1998 increased by 89% to $11,840,117 from $6,273,501 for the same quarter last year. Operating income improved 72% to $942,359 for the second quarter compared to $546,483 in the same period a year ago. Net income advanced 53% to $420,886 versus $275,646 for the comparable prior year quarter. For the six months ended December 31, 1998, net sales improved 87% to $25,497,826 from $13,648,651 during the first six months of 1997. Operating income was $2,817,630 a 90% increase from $1,481,556 in the comparable period a year ago. Net income also rose 90% to $1,377,797, up from $726,519 in the 1997 first six-month period.

Domestic sales accounted for approximately 90% of total sales for the first six months to $23,211,492 versus $10,920,453 in the prior year. The increase was driven largely by revenues from Cook Bates and the Company's Super Glue product line. The Company experienced strong seasonal sales related to pre-holiday Halloween and Christmas purchases of Cook Bates products. For the most part, pre-Cook Bates sales remained relatively level.

International sales decreased to $2,429,568, representing 10% of total sales for the first half, versus $2,728,198, or 20% of total sales for the comparable period last year. The lower percentage of total revenue was primarily due to the inclusion of results from Cook Bates, whose products are mostly distributed domestically, and the general slow down in the world economy.

Cost of sales for the second quarter ended December 31, 1998 was $7,704,599, or 65% of sales. This represents an increase of $3,683,258, or 92% over the comparable period in the prior year. For the six months ended December 31, 1998, cost of sales was $16,443,321, or 64% of sales. This represented a rise of $7,780,972, or 90% over the same period last year. The rise was primarily due to increased sales volume related to the Cook Bates products.

Selling, general and administrative expenses for the second quarter ended December 31, 1998 were $3,193,159 or 27% of sales. This represented an increase of $1,487,481 from $1,705,678 or 87% of sales over the comparable quarter in the prior year. For the six-month period ended December 31, 1998, selling, general and administrative expenses were $6,236,875, or 24% of sales. This was an increase of $2,732,128 from $3,504,747 or 78% of sales over the comparable six-month period in the prior year. These spending increases were mostly attributed to operating costs related to Cook Bates.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,338 and $66,677 were recorded during the second quarter and six-month period ended December 31, 1998 respectively. Goodwill related to California Chemical Specialties, Inc., is being amortized over 20 years. Amortization costs of $28,451 and $56,903 were recorded during the second quarter and six-month period of fiscal year 1999. Management believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the quarter ended December 31, 1998 was $266,471 compared to $71,728 for the same period a year ago. For the six-month period ended December 31, 1998, interest expense was $519,859 versus $195,051 during the same period in the prior year. This increase was attributed primarily to bank borrowings utilized to finance the acquisition of Cook Bates and related working capital requirements.

Other income for the second quarter of fiscal year 1999 was $71,898 compared to $9,441 for the same period in the prior year. For the six-month period ended December 31, 1998, other income was $114,508 versus $11,712 for the first half of fiscal year 1998. This change was mainly attributed to early payment purchase discounts offered by the Company's suppliers.

Income taxes increased during the second quarter and six-month period ended December 31, 1998 compared to the corresponding prior year period due to substantial improvement in taxable income.

The company's effective tax rate was 44% and 43%, respectively for the second quarter and six-month period ended December 31,1998.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Net cash provided by all activities during the first six months of fiscal year 1999 was $384,699 compared to $91,375 during the comparable period in fiscal year 1998.

Cash consumed by operations during the first half of fiscal year 1999 was $3,155,963 compared to cash consumed of $350,667 during the comparable period in fiscal year 1998. The increases in accounts receivable and inventories were primarily volume generated from Cook Bates seasonal sales related to Halloween and Christmas products. The increase in accounts payable pertained to seasonal purchases required to support pre-holiday sales of Cook Bates products. The rise in prepaid expenses during the six-month period of fiscal year 1999 was caused primarily by advance payments to suppliers for capital equipment purchases.

Cash used in investing activities was $647,537 in the first six months of fiscal year 1999 compared to $2,655,846 during the comparable period in fiscal year 1998. The increase during the first half of fiscal year 1998 was attributed to the acquisition of California Chemical Specialties, Inc.

Cash provided by the company's financing activities was $4,188,199 during the first six months of fiscal year 1999 versus $3,097,888 during the same period in fiscal year 1998. The increase during the first half of fiscal year 1999 was attributed primarily to the Company's long term debt borrowings utilized to finance working capital and capital equipment to support higher volumes gene-rated by the Cook Bates acquisition.

Pacer anticipates utilization of its new credit facility to supplement cash requirements for working capital and capital equipment purchases during the coming year. Management is of the opinion that such source of cash coupled with cash provided from operations will be sufficient to support the needs of the Company for the balance of this fiscal year.

Certain Trends and Uncertainties
-------------------------------

Year 2000 Risks
---------------
The 'Year 2000' issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.
Most of the Company's operating systems with Year 2000 issues have been modified to achieve compliance. It is anticipated that all remaining issues will be resolved by March 31, 1999. Management does not anticipate any significant costs, problems or uncertainties pertaining to becoming Year 2000 compliant.
The Company is in the process of surveying its major customers and key supliers to assess their Year 2000 readiness. A failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations. Therefore, the Company's contingency plans for remediation actions include the use of alternate suppliers and/or the manual performance of certain administrative tasks that would otherwise be performed by the Company's computer systems.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACER TECHNOLOGY





      February 12, 1999   /s/James T. Munn
                          James T. Munn
                          President/Chief Executive Officer






      February 12, 1999   /s/Roberto J. Cavazos, Jr.
                          Roberto J. Cavazos, Jr.
                          Chief Financial Officer

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PACER TECHNOLOGY





   February 12, 1999      --------------------------------
                          By: James T. Munn
                          President/Chief Executive Officer






   February 12, 1999      --------------------------------
                          By: Roberto J. Cavazos, Jr.
                          Chief Financial Officer