Form 10-Q
period 1999-03-31
PACER TECHNOLOGY
filed 1999-05-12
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     March 31, 1999.
     --------------
                               OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 For the Transition period from _________
     to ___________


     Commission file number 0-8864
                            ------

                     PACER TECHNOLOGY
 -----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)



           California                         77-0080305
--------------------------------      -------------------------
(State or other jurisdiction of       (IRS Employer Identifi-
incorporation or organization          cation No.)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
----------------------------------------    ------------------
(Address of principal executive offices)        (Zip Code)


                            909-987-0550
                   ---------------------------------
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

Common stock, no par value, shares outstanding as of March 31, 1999 were 16,438,975.

                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
______________________________________________________________________________

                             ASSETS
                                                     March 31,     June 30,
                                                       1999          1998
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
CURRENT ASSETS:
Cash                                                $   677,288      277,370
Trade receivables, less allowance for
 doubtful accounts of $925,975 and
 $524,596 respectively (note 2)                      10,037,236    8,591,327
Other receivables                                       113,985      146,299
Notes receivable - Current (note 2)                     117,389      188,642
Inventories (note 3)                                 13,134,469   10,974,578
Prepaid expenses                                        801,846      810,451
Deferred income taxes                                 1,146,769    1,146,769
                                                     ----------   ----------
    Total current assets                             26,028,982   22,135,436

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
Cost                                                  6,770,074    6,276,866
Accumulated depreciation & amortization              (4,791,557)  (4,457,083)
                                                     ----------   ----------
    Total Equipment & Leasehold Improvements          1,978,517    1,819,783

Deferred income taxes                                   124,065      124,065
Cost in excess of net assets acquired, net            3,477,853    3,689,516
Other Assets                                             27,696       30,125
                                                     ----------   ----------
    Total Assets                                    $31,637,113   27,798,925
                                                     ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Portion of long-term debt (note 4)              916,667      333,333
Accounts payable                                      3,894,985    4,135,472
Accrued payroll and related expenses                    660,066      494,780
Other accrued expenses                                2,694,869    2,667,486
                                                     ----------   ----------
    Total Current Liabilities                         8,166,587    7,631,071

Long-term debt, excluding current
   installments (note 4)                             11,458,165    9,535,889
                                                     ----------   ----------
    Total Liabilities                                19,624,752   17,166,960

STOCKHOLDERS' EQUITY:
Common stock, no par value.  Authorized
 50,000,000 shares;issued and outstanding
 16,438,975 shares at March 31, 1999
 and 15,864,975 shares at June 30, 1998.              8,604,259    8,270,633
Retained Earnings                                     3,599,738    2,613,453
Notes receivable from directors (note 5, and 6)        (201,477)    (265,257)
Other comprehensive income (note 7)                       9,841       13,136
                                                     ----------   ----------
    Total stockholders' equity                       12,012,361   10,631,965

    Total Liabilities & Stockholders' Equity       $ 31,637,113   27,798,925
                                                     ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                         PACER TECHNOLOGY & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                             Three-Months Ended       Nine-Months Ended
                                March 31,                  March 31,
                              1999        1998             1999        1998
                         (Unaudited)  (Unaudited)     (Unaudited)  (Unaudited)
                          ---------    ---------       ---------    --------

NET SALES                $  9,993,995  $ 8,321,050    $35,491,821  $21,969,702

COST OF SALES               6,868,652    5,348,746     23,311,973   13,990,095
                           ----------   ----------     ----------   ----------
  Gross Profit              3,125,343    2,972,304     12,179,848    7,979,607

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES   3,438,391    2,067,539      9,675,266    5,571,912
                           ----------   ----------     ----------   ----------
  Operating Income (Loss)    (313,048)     904,765      2,504,582    2,407,695

OTHER (INCOME) EXPENSE:

  Interest expense, net       242,470      139,276        762,329      355,699
  Other (income) expense, net (18,390)       3,774       (132,898)     ( 7,938)
                           ----------    ----------     ----------   ---------
Income (loss)
  before income taxes        (537,128)     761,715      1,875,151    2,059,934

Income tax
  (benefit) expense          (145,615)     333,498        888,867      905,197
                            ---------     --------      ---------    ---------

NET INCOME (LOSS)        $   (391,513) $   428,217        986,284    1,154,737
                            =========    =========      =========    =========

Weighted Average Shares -
  Basic (Note 8)           16,115,642   15,849,975     15,965,086   15,849,975

  Basic Earnings Per Share   $  (0.02)    $   0.03      $   0.06     $   0.07
                              =======      =======       =======      =======
Adjusted Weighted
  Average Shares -
 Diluted (Note 8)          17,170,132   17,274,627     17,369,409   17,352,005

  Diluted Earnings Per Share $  (0.02)    $   0.02       $   0.06     $   0.07
                              =======      =======        =======      =======

See accompanying notes to condensed consolidated financial statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Nine-Months Ended
                                                         March 31,
                                                      1999        1998
                                                  (Unaudited)  (Unaudited)
                                                   ---------    ---------

NET INCOME                                        $  986,284    1,154,737

Adjustments to reconcile net earnings to
net cash provided by operating activities:
    Depreciation                                     484,602      406,612
    Amortization of other assets                     211,663      206,921
    Loss on sale/disposition of property
      and equipment                                   11,102        1,005
    Increase provision for doubtful
      accounts                                       401,378       99,418
    Increase in trade accounts
      receivable                                  (1,847,287)  (1,931,136)
    Decrease in other receivables                     32,313       26,276
    Decrease in notes receivables                     71,253       32,797
    Increase in inventories                       (2,159,891)     (63,631)
    Decrease in prepaid expenses
      and other assets                                11,034       51,617
    (Decrease) increase in accounts payable         (240,486)     460,937
    Increase (decrease) in accrued payroll
       and related expenses                          165,286      (10,583)
    Increase in accrued expenses and other
      liabilities                                     24,089      256,153
                                                  ----------    ---------
NET CASH (USED) PROVIDED IN OPERATING ACTIVITIES  (1,848,660)     691,123

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of Cook Bates                          -       (4,818,067)
    Acquisition of California Chemical
       Specialties, Inc.                               -       (2,550,000)
    Capital expenditures                            (654,438)    (428,729)
                                                  ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES               (654,438)  (7,796,796)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on long-term debt                   (22,356,797)    (792,000)
    Payments on term loan                         (1,048,611)  (7,935,135)
    Borrowings on long-term debt                  25,911,018   15,430,067
    Issuance of Common Stock                         333,626        -
    Repayment of Notes Receivables
       from Director                                  63,780      270,956
                                                  ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          2,903,016    6,973,888

Net increase (decrease) in cash                      399,918     (131,785)

Cash at beginning of year                            277,370      294,298
                                                  ----------   ----------
CASH AT END OF NINE-MONTH PERIOD                 $   677,288      162,513
                                                  ==========   ==========
Supplemental Disclosures of cash flow information:

Interest paid during the period                  $   679,828      321,905
                                                  ==========   ==========
Income taxes paid during the period              $   946,042      998,000
                                                  ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                   PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
______________________________________________________________________________

1.   CONSOLIDATED FINANCIAL STATEMENTS:
     ---------------------------------
     The consolidated financial statements for the three-month and the nine-month periods ended March 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at March 31, 1999 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.


2.   NOTES RECEIVABLE:
     ----------------
     Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3.   INVENTORIES:
     -----------
     Inventories consisted of the following:

                                 March 31, 1999        June 30, 1998
                                 --------------        -------------
     Raw materials                 $ 7,702,155          $ 5,103,266
     Work-in-process                   545,772              542,489
     Finished goods                  4,886,542            5,328,823
                                    ----------           ----------
           Total inventories       $13,134,469          $10,974,578
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

     On January 19, 1999, the Company entered into a new promissory note agreement with an alternate bank whereby Pacer can borrow up to $18,000,000.00, for working capital requirements. The interest rate on this note is at the bank's Prime Rate (7.75% at March 31, 1999) less 0.5%. On March 4, 1999 the Company entered into a three-month fixed LIBOR base rate of 5.03% plus 1.25% initial spread for $7,000,000.00 of this facility. This note requires monthly interest payments only and has a maturity date of January 2, 2001. Prepayments of principal balance are permitted without penalty. This new credit facility was utilized to retire in February 1999, the Company's line of credit balance of $10,583,000.00 and term loan of $749,999.98 with its previous primary bank.

     In addition, the Company entered into other agreements as follows:

          (1) Letter of credit subfeature not to exceed $ 5,000,000 from January 19,1999 to January 2, 2001. As of March 31, 1999, total outstanding letters of credit totalled $343,453.68 and have a maturity date of September 9, 1999.

          (2) Term Loan of $ 2,750,000 effective January 19, 1999 with a maturity date of January 2, 2002. Principal shall be payable on the 2nd day of each month in installments of $76,388.89 each, commencing March 2, 1999. This term loan bears interest at the Prime Rate(7.75% at March 31, 1999) less 0.5%. On March 8, 1999, the Company entered into a three-month fixed LIBOR base rate on this facility of 5.0% plus 1.25% initial spread.

          (3) Term commitment note of $ 750,000 effective January 19, 1999 with a maturity date of January 2, 2000. This term commitment bears interest at the Prime Rate (7.75% at March 31, 1999) less 0.5%.

5.   NOTES RECEIVABLE FROM DIRECTORS:
     -------------------------------
     On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,437.50 ($175,312.50 total) with interest of 7.8% per annum payable to Pacer Technology. One of these notes was paid in full on January 13, 1997, plus interest accrued and another note has a principal balance of $23,590.91 and is secured by 40,369 shares of the Company's common stock as of April 1, 1998.

     On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,187.50, plus simple interest of 7.89% per annum payable to Pacer Technology. This note was secured by 485,000 shares of the Company's common stock as provided in a Security

     Agreement between the Company and the Director. Total principal balance of this note as of March 31, 1999 is $95,449.05, and is secured by 149,724 shares of the Company's common stock.

     The remaining principal balances and all accrued interest will be due and payable in one lump sum on or before May 10, 1999, with no further extension; subject to the provisions regarding prepayment noted below.

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

     If all principal and accrued interest on the Notes is not paid in full on or before May 10, 1999, the Company shall be entitled to exercise any and all remedies available to it under the California Commercial Code, with full recourse to the personal assets of the Directors.

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

     The Director may sell the shares securing the Note in whole or in part, without penalty, provided that the proceeds of sale are applied to pre-pay the Note. The amount of each prepayment shall be applied as follows:

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

6.   SUBSEQUENT EVENT
     ----------------
     During the month of April, 1999, Joe F. Brock and John G. Hockin, paid their director's notes (see note 5) in full in the principal amounts of $58,437.50 and $95,449.05, respectively plus accumulated interest accrued to the date of payment.

7.   COMPREHENSIVE INCOME
     --------------------
     In the current period, the Company adopted SFAS 130 "Reporting Comprehensive Income", which establishes standards for disclosing comprehensive income in both annual and interim financial statements.

     Accordingly, the Company's comprehensive income was as follows:

                              Three-Months Ended      Nine-Months Ended
                                 March 31,                March 31,
                               1999      1998        1999        1998
                             --------  --------    --------   ---------
     Net Income (Loss)     $ (391,513)  428,217     986,284   1,154,737
     Foreign currency
       translation
       adjustment              (3,496)       -       (3,295)       -
                             --------  --------     --------  ---------
     Comprehensive
        Income (Loss)      $ (395,009)  428,217     982,989   1,154,737
                             ========   =======     =======   =========

8.   EARNINGS PER SHARE
     ------------------
     Earnings per share is computed based on the weighted average number of shares outstanding and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". Dilutive securities consisting of common stock options are included in the computation of earnings per dilutive share when their effect is dilutive. Accordingly, "Basic EPS" and "Diluted EPS" are calculated as follows:

                                 Three-Months Ended       Nine-Months Ended
                                    March 31,                 March 31,
                                 1999          1998         1999        1998
                                 -----         -----        -----       -----
     Numerator:
      Numerator for basic and
      diluted earnings
      per share-net income    $ (391,513)    428,217      986,284   1,154,737

     Denominator:
      Denominator for basic
      earnings per share -
      weighted average number
      of common shares
      outstanding during
      the period              16,115,642  15,849,975   15,965,086  15,849,975

     Incremental common
     shares attributable
     to exercise of
     outstanding options       1,054,490   1,424,652    1,404,323   1,502,030
                              ----------  ----------   ----------  ----------
     Denominator for diluted
     earnings per share       17,170,132  17,274,627   17,369,409  17,352,005
                              ==========  ==========   ==========  ==========
     Basic earnings
       per share              $    (0.02) $     0.03   $     0.06  $     0.07
                               ---------    --------     --------   ---------
     Diluted earnings
       per share              $    (0.02) $     0.02   $     0.06  $     0.07
                               ---------    --------     --------    --------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
_______________________________________________________________________________

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter ended March 31, 1999 increased by 20% to $9,993,995 from $8,321,050 for the same quarter last year. The Company generated an operating loss of $313,048 for the third quarter compared to operating income of $904,765 in the same period a year ago. Net loss for the period was $391,513 versus net income of $428,217 for the comparable prior year quarter. For the nine months ended March 31, 1999, net sales improved 62% to $35,491,821 from $21,969,702 during the first nine months of 1998. Operating income for the nine-month period was $2,504,582 a 4% increase from $2,407,695 in the comparable period a year ago. Net income decreased to $986,284, from $1,154,737 in the 1998 first nine-month period.

Domestic sales accounted for approximately 89% of total sales for the first nine months or $31,428,775 versus $17,891,510 in the prior year. The increase was driven largely by revenues from Cook Bates and the Company's Super Glue product lines.

International sales remained level at $4,063,046, representing 11% of total sales for the first nine months, versus $4,078,191, or 19% of total sales for the comparable period last year. The decrease in international sales as a percentage of total revenue was primarily due to the inclusion of results from Cook Bates, whose products are mostly distributed domestically, and due to economic problems existing in various regions around the world.

Cost of sales for the third quarter ended March 31, 1999 were $6,868,652, or 69% of sales. This represents an increase of $1,519,906, or 28% over the comparable period in the prior year when cost of sales represented 64% of sales. For the nine months ended March 31, 1999, cost of sales were $23,311,973, or 66% of sales. This represents an increase of $9,321,878, or 67% over the same period last year when cost of sales represented 64% of sales. The rise was primarily due to higher than anticipated expenses associated with the Cook Bates business integration, increased sales volume related to the Cook Bates and the Super Glue product lines, larger than expected sales discounts and miscellaneous retail charge backs associated primarily with the retail account base.

Selling, general and administrative expenses for the third quarter ended March 31, 1999 were $3,438,391 or 34% of sales. This represents an increase of $1,370,852 from $2,067,539 or 66% over the comparable quarter in the prior year when selling, general and administrative expenses were 25% of sales. For the nine-month period ended March 31, 1999, selling, general and administrative expenses were $9,675,266, or 27% of sales. This represents an increase of $4,103,354 from $5,571,912 or 74% over the comparable nine-month period in the prior year when selling, general, and administrative were 25% of sales. This rise in spending for the period pertained to the increase in allowance for doubtful accounts receivable primarily due to the retail customer environment, participation at higher levels of cooperative advertising and promotional programs, and growth in the number of sales personnel in support of the Cook Bates product lines.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $33,338 and $100,016 were recorded during the third quarter and nine-month period ended March 31, 1999 respectively. Goodwill related to California Chemical Specialties, Inc., is being amortized over 20 years. Amortization costs of $28,451 and $85,354 were recorded during the third quarter and nine-month period of fiscal year 1999. Management believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the quarter ended March 31, 1999 was $242,470 compared to $139,276 for the same period a year ago. For the nine-month period ended March 31, 1999, interest expense was $762,329 versus $355,699 during the same period in the prior year. This increase was attributed primarily to bank borrowings utilized to finance the acquisition of Cook Bates and related working capital requirements.

Other income for the third quarter of fiscal year 1999 was $18,390 compared to other expense of $3,774 for the same period in the prior year. For the nine-month period ended March 31, 1999, other income was $132,898 versus $7,938 for the first nine months of fiscal year 1998. This change was mainly due to the utilization of early payment purchase discounts offered by the Company's suppliers.

Income taxes decreased during the third quarter and nine-month period ended March 31, 1999 compared to the corresponding prior year period due to the net loss in the third quarter of fiscal year 1999.

The company's effective tax rate was 27% and 47%, respectively for the third quarter and nine-month period ended March 31,1999.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Net cash provided by all activities during the first nine months of fiscal year 1999 was $399,918 compared to cash used of $131,785 during the comparable period in fiscal year 1998.

Cash consumed by operations during the nine-month period of fiscal year 1999 was $1,848,660 compared to cash provided of $691,123 during the comparable period in fiscal year 1998. This change was primarily due to a sales volume related increase in inventory levels, compounded by a timing related decrease in accounts payable.

Cash used in investing activities was $654,438 in the first nine months of fiscal year 1999 compared to $7,796,796 during the comparable period in fiscal year 1998. The increase during the nine-month period of fiscal year 1998 was attributed to the acquisition of Cook Bates and California Chemical Specialties, Inc.

Cash provided by the company's financing activities was $2,903,016 during the nine-month period of fiscal year 1999 versus $6,973,888 during the same period in fiscal year 1998. Cash from financing activities decreased during the current year as borrowings were used primarily to support working capital requirements and to finance capital expenditures, whereas in the prior year, borrowings were utilized to finance the acquisition of California Chemical in July of 1997 and the acquisition of Cook Bates in March of 1998.

Pacer anticipates utilization of its new credit facility to supplement cash requirements for working capital and capital equipment purchases during the coming year. Management is of the opinion that such source of cash coupled with cash provided from operations will be sufficient to support the needs of the Company for the balance of this fiscal year.

Certain Trends and Uncertainties
================================

Year 2000 Risks
---------------
The 'Year 2000' issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions.
Most of the Company's operating systems with Year 2000 issues have been modified to achieve compliance. It is anticipated that all remaining issues will be resolved by March 31, 1999. Management does not anticipate any signi-ficant costs, problems or uncertainties pertaining to becoming Year 2000 compliant. The Company is in the process of surveying its major customers and key supliers to assess their Year 2000 readiness. A failure to successfully address the Year 2000 issue could have a material adverse effect on the Company's business or results of operations. Therefore, the Company's contingency plans for remediation actions include the use of alternate suppliers and/or the manual performance of certain administrative tasks that would otherwise be performed by the Company's computer systems.

Restructure of Board of Directors And Management Changes
--------------------------------------------------------
On April 14, 1999, in a unified action, the Pacer Board authorized increasing the current number of board seats from six to eight members and appointed Mr. Geoffrey Tirman of Talisman Capital and Mr. D. Jonathan Merriman of First Security Van Kasper to the Board to fill the new seats. Additionally, Pacer Technology reported that Mr. Joe Brock and Mr. DeVere McGuffin have resigned from its Board of Directors effective April 9, 1999.

The Board of Directors of Pacer also announced that in conjunction with the restructuring of Pacer and the termination of James T. Munn as its President/ CEO, it has accepted the resignation of Roberto J. Cavazos, Jr., CFO. On an interim basis, the functions of President/CEO and CFO have been assumed by William T. Nightingale III, Pacer's long-time Vice-President in charge of Marketing. The Company is actively involved in the search for a new CEO and CFO.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACER TECHNOLOGY





      May 12, 1999   /s/William T. Nightingale III
                     -----------------------------
                     Interim Chief Executive Officer and
                     Chief Financial Officer

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PACER TECHNOLOGY





   May 12, 1999      ---------------------------------
                     By: William T. Nightingale III
                         Interim Chief Executive Officer and
                         Chief Financial Officer