Form 10-K
period 1999-06-30
PACER TECHNOLOGY
filed 1999-09-28
CIK 275866

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K
(Mark One)

 X   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the fiscal year ended  June 30, 1999
                                            -------------

--- Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____ to_______

     Commission file number 0-8864
                             ------

                              PACER TECHNOLOGY
     ----------------------------------------------------------
     (Exact name of the registrant as specified in its charter)

             California                                     77-0080305
     -------------------------------        -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

       9420 Santa Anita Avenue
       Rancho Cucamonga, California                        91730
     ---------------------------------------      -------------------------
     (Address of principal executive offices)           (Zip Code)

     Issuer's telephone number (909) 987-0550
                               --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, no par value
                      ------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 2, 1999 was $14,157,536 (computed by reference to the average closing bid and asked prices of such stock on August 2, 1999, as reported in the over-the-counter market).

The number of shares outstanding of the registrant's Common Stock, as of August 2, 1999, was 16,789,975 shares.

Documents incorporated by reference. Pacer Technology's definitive Proxy Statement dated October 4, 1999 for the 1999 annual meeting of shareholders--
Part III.

                                 PART I
                                 ------

Item 1.  Description of Business

Background
----------
Pacer Technology (the "Company") is engaged in the business of manufacturing and marketing high performance adhesives, sealants, and nail care related products. The Company sells these products worldwide under both private label and proprietary trademarks to industrial, consumer, automotive aftermarket and hobby markets. The Company was formed in 1975 as a Wyoming corporation and was reincorporated in California in 1984.

On August 1, 1992, the Company acquired Novest, Inc., a privately-held corpora-tion. The product line acquired includes adhesives, sealants and lubricants for engine and body parts, trim applications and accessories.

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

On March 4, 1998, the Company acquired Cook Bates, a Division of London Inter-national Group, Inc., a manufacturer and a designer of an extensive line of manicure products. These products are marketed under such name brands as Gem and Mr. Mustache. Cook Bates holds numerous patents and also licenses such brand-name products as Oleg Cassini and Brut.

Major Customers
---------------
Pacer did not have net sales to any one individual customer greater than 10% of total net sales in fiscal years 1999, 1998 or 1997 respectively.

Principal Markets for Adhesive Products
---------------------------------------

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

Manicure Implement
------------------
The Company provides a wide range of high quality manicure implements. These products include tweezers, clippers, toiletries, and emery boards. The Company also offers brand name products such as Brut, Oleg Cassini, and Gem.

Automotive Aftermarket
----------------------
Pacer's automotive aftermarket product line, PRO SEAL, includes adhesives, sealants and lubricants for engine and body parts, trim applications and accessories.

Marketing
---------
Pacer's products are marketed domestically and internationally. Foreign sales accounted for 11% of total revenues in 1999, 17% of total revenues in 1998, and 18% in 1997. Company products are sold to the industrial market by Pacer sales personnel and through independent distributors. The Company provides technical service and sales support using factory trained personnel and sales representatives. Pacer products are sold to dealers and model shops in the hobby market through a network of master distributors. In the consumer market sector, products are sold by Pacer sales personnel and independent represen-tatives and distributed through mass merchandising retail outlets. Automotive aftermarket products are sold by Pacer sales personnel and independent represen-tatives and distributed through retail automotive, professional repair and installation, agri-business and heavy duty truck outlets.

Backlog
-------
The backlog of firm orders as of June 30, 1999 was $133,216 versus $5.2 million as of June 30, 1998. The backlog for fiscal year 1998 included an order build-up from the Cook Bates acquisition.

Research and Development
------------------------
Research and Development expenditures were approximately $472,000, $441,000 and $348,000 in fiscal years 1999, 1998 and 1997, respectively.

Source and Availability of Raw Materials
----------------------------------------
The Company's primary source of raw material is subject to tariff and quota controls, fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. This material is readily available from several suppliers. Other raw materials are also purchased from suppliers for manufacture of the Company's plastic packag-ing. Supply of these materials is subject to availability of petroleum by-products.

Competitive Conditions Affecting the Company
--------------------------------------------
The principal competitive factors affecting the Company's products are techno-logy, market coverage, price and service. Some of Pacer's competitors are larger and have substantially greater financial resources. The Company believes it is on the leading edge of technology and is price competitive.

Subsidiaries
------------
The Company has one active wholly owned subsidiary. Pacer Tech Ltd., based in the United Kingdom, distributes products in the industrial, hobby, consumer, manicure implements, automotive aftermarket and private label markets in the United Kingdom and Europe.

Government Regulations
----------------------
The Company is subject to regulation by a variety of governmental authorities, including federal, state, and local agencies that regulate trade practices, labor, safety and environmental matters.

Environmental
-------------
Compliance with federal, state and local provisions regarding the production and discharge of materials into the environment is expected to have a minimal ad-verse effect on capital expenditures, earnings, and the competitive position of the Company.

Employees
---------
At August 1, 1999, the Company employed 128 people on a regular full-time basis.

Patents and Licenses
--------------------
The Company owns a number of United States patents and trademarks relating to its adhesives, sealants and manicure implements business. These patents expire on various dates from 1999 to 2013. The patents that expired are not expected to have a material impact on the Company. The Company also owns several pending patent applications.

Pacer has obtained patents, and regularly files new patent applications, in foreign countries, particularly the industrialized countries of Western and Eastern Europe, South America, Africa, the Middle East and the Far East. Since applications have not been filed in all foreign countries and due to the varying degrees of protection afforded by foreign patent laws, the Company has somewhat less patent protection abroad than in the United States.

The Company has obtained protection for its major trademarks in essentially all countries where the trademarks are of commercial importance and regularly files new trademark applications on a worldwide basis. In addition, the Company has entered into trademark license agreements with others in those cases where the Company believes it will obtain a competitive advantage thereby.

Item 2.  Description of Property
--------------------------------
The Company's executive office, manufacturing facility and research and develop-ment facility are housed in a 47,700 square foot site in Rancho Cucamonga, California. This facility is leased under an operating lease expiring in May 31, 2009. The Company leases a 10,384 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires October 31, 2004. The Company also leases a 41,040 square foot facility in Memphis, Tennessee to warehouse and distribute products to customers located in the Midwest and Eastern part of the United States. This lease expires May 31, 2003. To accommodate the increase in products and services the Company acquired from Cook Bates, Pacer leased an additional 62,134 square foot facility in Rancho Cucamonga. This lease expires May 31, 2009.

The Company's subsidiary, Pacer Tech Ltd., maintains its sales and distribution office at a leased facility in Essex, England. This lease expires July, 2001.

The Company believes its present facilities are in good operating condition and are adequate for the Company's present and anticipated future needs.

Item 3.  Legal Proceedings
--------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
         (a) The registrants Special Meeting of Stockholders was held on June 22, 1999.

         (b)  Not applicable.

         (c) There were three matters voted on at the Meeting. A brief des-cription of each of these matters, and the results of the votes thereon, are as follows:

              1.  Election of Directors

                 Nominee             For            Withheld
                 -------          ----------       ---------
                 Hockin           13,247,319         733,124
                 Hathaway         13,546,394         434,049
                 Reynolds         13,484,294         496,149
                 Merriman         13,592,544         387,899
                 Tirman           13,592,844         387,599

             2. To authorize the creation of a class of preferred stock consisting of 100,000 shares, and the results of the votes thereon, are as follows:

                                                             Broker
                  For         Against         Abstain        Non-votes
                  ---------   ---------       --------       ----------
                  5,696,232   1,501,963       110,190        6,672,058

                 This proposal did not receive a majority vote of the outstand-ing shares and was therefore defeated.

             3. To approve an amendment to the Company's 1994 Nonqualified Stock Option Plan increasing the number of shares issuable thereunder by 200,000 shares, and the results of the votes thereon, are as follows:

                  For           Against         Abstain
                  ----------    ---------       --------
                  12,403,757    1,431,371       145,315

         (d)  Not applicable.

                                 PART II
                                 -------

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------
Pacer Technology common stock is traded in the over-the-counter market and is listed on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "PTCH". High and low bid quotations are listed below:

                                 For the year ended June 30,
                                     1999              1998
                                ---------------   ----------------
                                 HIGH      LOW     HIGH       LOW
                                ------   ------   ------    ------
     First Quarter              1.3827   1.2680   1.5313    1.1563
     Second Quarter             1.7500   1.1560   1.4375    0.8750
     Third Quarter              1.4690   0.9690   1.5313    1.0000
     Fourth Quarter             1.1560   0.9380   2.0313    1.1875

The foregoing quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The approximate number of shareholders of record of the Company's common stock as of August 2, 1999 was 2,056.

Since its incorporation, the Company has not paid any dividends on its common stock and does not anticipate dividend payments in the foreseeable future.

Item 6.  Selected Financial Data
--------------------------------

                           YEAR ENDED JUNE 30
            All amounts in thousands except per share amounts
            -------------------------------------------------
                              1999       1998      1997      1996      1995
                          --------   --------   -------   -------  --------
Income (loss) Statement Data:

Net Sales                $ 46,048   $ 31,939  $ 25,678  $ 22,278  $ 20,584

Gross Profit               15,257     11,346     9,158     7,507     6,622

Operating Income            3,040      2,972     2,562     1,844       136

Net Income                  1,286      1,541     1,217       925      (200)

Earnings per share:
    Basic                  $ 0.08     $ 0.10    $ 0.08    $ 0.06   $ (0.01)
    Diluted                $ 0.08     $ 0.09    $ 0.07    $ 0.06   $ (0.01)

Other Financial Data:

Total Assets             $ 30,618   $ 27,799  $ 14,026  $ 13,281  $ 14,629

Working Capital            18,825     14,504     5,778     4,515     3,191

Debt Obligations           12,702      9,869     1,276     2,406     5,118

Stockholders' Equity       12,641     10,632     8,762     7,331     6,290


Item 7.  Management's Discussion and Analysis of Financial Conditions and
         ================================================================
         Results of Operations
         =====================

Results of Operations
---------------------
              Table 1 - Cost of Sales and Gross Margin as a
                                   Percentage of Sales
              --------------------------------------------------
                                   1999        1998         1997
                                 ------      ------       ------
                  Net Sales      100.0%      100.0%       100.0%
                  Cost of Sales   66.9%       64.5%        64.3%
                  Gross Profit    33.1%       35.5%        35.7%

Comparison of 1999 to 1998
--------------------------
Net sales improved $14,109,387 to $46,047,901, or 44.2% over the prior year. Domestic sales increased 54.0% to $40,804,268, and represented 88.6% of total revenues for fiscal year 1999. The domestic revenue growth was primarily attributable to sales from Super Glue, Proseal and Cook Bates product lines. International sales of $5,243,631 represent 11.4% of total revenues for fiscal year 1999 compared to $5,434,678 or 17.0% of total revenues for the prior year. The decrease in international sales as a percentage of total revenue was primarily due to the inclusion of results from Cook Bates, whose products are mostly distributed domestically, and due to difficult economic conditions existing in various regions around the world.

Cost of sales for the fiscal years ended 1999 and 1998 were $30,790,950, or 66.9% of sales and $20,592,723, or 64.5% of sales respectively. This represents an increase of $10,198,227, or 49.5% over the prior year. This rise can be attributed primarily to increased volume and higher manufacturing costs associated with the acquisition of Cook Bates. Increased sales volume related to the Super Glue product line also contributed to the increase.

Selling, General & Administrative expenses were $12,217,423, or 26.5% of sales. This represents an increase of $3,843,897, or 45.9% over the prior year. This increase was related to higher sales and marketing expenses as the Company offered higher levels of cooperative advertising and promotional programs in order to support the Cook Bates product lines. The rise in general and administrative expenses can be attributed to additional staffing in the administrative departments, higher spending for professional and legal fees and facilities to accomodate the increased volume and operation of Cook Bates products.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1999. Goodwill related to California Chemical is being amortized over 20 years. Amortization costs of $113,806 were recorded during fiscal year 1999. Management believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $802,233, or 1.7% of sales. This represents an increase of $492,900, or 159.1% over the prior year. This increase was primarily attributed to bank borrowings utilized to finance the acquisition of Cook Bates, as well as leasehold improvements, capital expenditures, and all other costs to accomodate the increase in volume of production during the 1999 fiscal year.

The Company's effective tax rate was approximately 42.5% for fiscal year 1999 and 42.1% for fiscal year 1998.

Comparison of 1998 to 1997
--------------------------
Net sales improved $6,260,674 to $31,938,514, or 24.4% over the prior year. Domestic sales increased 26.7% to $26,503,842, and represented 82.9% of total revenues for fiscal year 1998. The domestic revenue growth was primarily attributable to sales from California Chemical and Cook Bates, Pacer's most recent acquisitions. International sales increased 15.9% to $5,434,672, and represented 17.0% of total revenues for fiscal year 1998. The international revenue growth was attributed to the Company's cosmetic nail care sales to private label customers in the U.K. and Western Europe, and by gains in Super Glue sales to customers in the Middle East and Central America.

Cost of sales for the year was $20,592,723, or 64.5% of sales. This represents an increase of $4,072,429, or 24.7% over the prior year. This rise was attri-buted primarily to increased volume and higher manufacturing costs as Pacer and Cook Bates ran parallel operations from March 1998 (the date of acquisition) through June 1998.

Selling, General & Administrative expenses were $8,373,526, or 26.2% of sales. This represents an increase of $1,778,013, or 27.0% over the prior year. This increase was related to sales and marketing expenses required to support the additional sales volume, and the result of running Pacer and Cook Bates facili-ties parallel from March 1998 through June 1998. The Cook Bates facilities were closed in the latter part of June 1998 and relocated to Pacer locations in California and Tennessee. The rise in administrative expenses was attributed to Cook Bates and a significant increase of 26.8% in Research and Development spending, primarily to support the growth in the Company's cosmetic nail care business. Spending increases for public relations and goodwill pertaining to the acquisition of California Chemical also contributed to the rise in administrative expenses.

Goodwill related to the Super Glue acquisition is being amortized over 14 years. Amortization costs of $133,354 were recorded in fiscal year 1998. Goodwill related to California Chemical is being amortized over 20 years. Amortization costs of $109,064 were recorded during fiscal year 1998. Management believes the Super Glue and California Chemical product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Other expenses for the year were $309,333, or 1.0% of sales. This represents an increase of $233,581, or 308.3% over the prior year. This increase was primarily attributed to bank borrowings utilized to finance the acquisition of Cook Bates and California Chemical during the 1998 fiscal year.

The Company's effective tax rate was approximately 42.1% for fiscal year 1998 and 51.0% for fiscal year 1997.

Liquidity and Capital Resources
-------------------------------
Net cash provided by all activities in fiscal year 1999 was $256,163 versus cash used of $16,928 in the prior year.

Cash consumed by operating activities during 1999 was $2,519,907 compared to cash used of $1,296,691 in fiscal year 1998. Net income decreased 16.5% in fiscal year 1999 from fiscal year 1998 due to the first full cycle of the Company's consolidated operation with Cook Bates since its purchase in March of 1998. The increases in trade accounts receivable and inventory were primarily volume generated by the Cook Bates acquisition. The decrease in prepaid expenses and other assets during fiscal year 1999 were primarily due to the escrow settlement from the acquisition of Cook Bates. The decrease in deferred income taxes during fiscal year 1999 was due to timing differences for Cook Bates related tax deductible expenses. The decrease in accounts payable was due to the timing of payments to suppliers for certain raw materials. Accrued expenses and other liabilities were lower in fiscal year 1999 compared to fiscal year 1998 due to the reduction of closing and relocation costs for Cook Bates. Cash consumed by investing activities in 1999 was $806,372 compared to $7,899,172 in the prior year. The cash consumed in the prior year was the result of the Cook Bates and California Chemicals acquisitions. The expen-ditures for capital equipment in the current fiscal year were to further enhance the vertical integration of Pacer's manufacturing operations.

Cash provided by financing activities in 1999 was $3,582,442, compared to $9,178,935 in the prior year. The increase in the prior year was primarily due to bank borrowings to finance the all cash acquisitions of Cook Bates and California Chemical. The exercise of certain stock options by officers and repayment of notes by Directors provided a source of cash for the Company during fiscal year 1999.

Pacer anticipates continued utilization of its new credit facility with its predominant bank to supplement cash requirements for working capital, capital equipment purchases and potential acquisitions during the coming year. Management is of the opinion that such sources of cash are sufficient for the ensuing fiscal year.

Certain Trends and Uncertainties
--------------------------------
The Company has in the past and may in the future make forward-looking state-ments. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to the following:

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

Political and Economic Considerations
-------------------------------------
In prior years, a significant portion of the Company's net sales and operating profit growth have come from international revenues. As a result, the Company's business activities and its results could be significantly affected by the policies of foreign governments and prevailing political, social, and economic conditions. The Company's revenue during fiscal year 1999 was not materially impacted by the widespread weakness in Asian currencies and it is not certain what the long-term effect of the weakness of Asian currencies and the liquidity situation will be on our business.

Availability of Raw Materials
-----------------------------
The consumer adhesive and manicure implement industries have ample manufacturing capacity and are expected to continue to do so in the future. The Company's results of operations could be adversely affected if its raw material suppliers are unwilling or unable to supply a timely and sufficient supply of product to the Company.

Intellectual Property Matters
-----------------------------
The consumer adhesive industry is characterized by minimal litigation regarding patent and other intellectual property rights. The Company has on occasion been notified that it may be infringing on patent and other intellectual property rights of others. In addition, customers purchasing products from the Company have rights to indemnification and may, under certain circumstances violate the intellectual property rights of others. Although licenses are generally offered in such situations, and the Company has successfully resolved these situations in the past, there can be no assurance that the Company will not be subject to future litigation alleging intellectual property rights infringement, or that the Company will be able to obtain licenses on acceptable terms. An unfavorable outcome regarding one of these matters could have an adverse effect on the Company's business and operating results.

Year 2000 Risks
---------------
The efficient operations of the Company are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Informa-tion Systems"). The Company's Information Systems are used in several key areas of the Company, including, but not limited to, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. The Company is in the process of updating its Information Systems for Year 2000 compliance requirements. Additionally, the Company has also been in communication with some of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with Year 2000 requirements. Failure of companies (that the Company conducts business with) to comply with the Year 2000 requirements could have an adverse effect on the Company's operations.

Based on the information currently available, the Company believes it will meet the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and techno-logy that are Year 2000 compliant. The Company believes that costs required to replace or modify Information Systems, will not be material and that it will successfully achieve compliance with the Year 2000 requirements, however no assurances can be given that the Company's Information Systems and its vendors, financial institutions and others will be successful in achieving Year 2000 compliance.

Worst Case Scenario and Contingency Plan
----------------------------------------
We believe we have taken and continue to take all prudent steps to identify and remediate our year 2000 exposure and that we have an effective program in place to address any Year 2000 problems in a timely manner. Our expectations regarding our Year 2000 efforts, however, are subject to various uncertainties that could cause actual results to differ from those discussed here. Those uncertaintites include our success in identifying systems that are not Year 2000 compliant and the success of vendors, suppliers, customers and other third parties we interact with in addressing any Year 2000 problems they might have. We believe that our most reasonable worst case scenario is that there could be some interruptions in deliveries from our third party vendors and possibly in our interactions with customers, to the extent that they have their own Year 2000 problems.

We have not developed a specific contingency plan to deal with the Year 2000 problem because, in the ordinary course of business, we maintain a general contingency plan for emergencies. In this regard, each of our departments is responsible for ensuring that they have back-up capabilities to eliminate or minimize the negative effects of emergencies. In addition, we maintain inven-tories capable of supporting sales activities for approximately 90 days with an additional 30 days of inventory in-transit to our facility at any given time. We will consider developing more specific contingency plan as we complete assessment of our non-information systems and our third party exposure over the next few months.

Impact of Recently issued Accounting Pronouncements
---------------------------------------------------
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS No. 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No.131"), respectively (collectively, the "State-ments"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 esta-blishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or re-statement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. The Company has adopted all required accounting standards in its fiscal year ended on June 30, 1999. Application of the Statements' requirements did not have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

Cautionary Statement
--------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in the Company's filings with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) include statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important risks and uncertainties that could significantly affect results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to foreign and domestic economic conditions, seasonal and weather fluctuations, expansion and other activities of competitors, changes in federal or state laws and the administration of such laws and the general condition of the economy.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

          Non - Applicable.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

The following consolidated financial statements are included herein:

             Independent Auditors' Report

             Consolidated Balance Sheets - June 30, 1999 and 1998.

             Consolidated Statements of Operations - Fiscal Years Ended June 30, 1999, 1998 and 1997.

             Consolidated Statements of Stockholders' Equity - Fiscal Years EndedJune 30, 1999, 1998 and 1997.

             Consolidated Statements of Cash Flows - Fiscal Years Ended June 30, 1999, 1998 and 1997.

             Notes to Consolidated Financial Statements.

Item 9.  Changes in and Disagreements with Accountants on
----------------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

         None

                      Independent Auditors' Report
                      -----------------------------


To the Board of Directors
Pacer Technology:

We have audited the accompanying consolidated balance sheets of Pacer Techno-logy and subsidiaries as of June 30, 1999 and 1998, and the related consoli-dated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial state-ments based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Technology and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting prin-ciples.


                                            /s/ KPMG LLP
                                            ------------

Orange County, California
September 3, 1999

                    PACER TECHNOLOGY AND SUBSIDIARIES

                       Consolidated Balance Sheets

                         June 30, 1999 and 1998


                                                          1999         1998
                                                       ----------   ----------
ASSETS
------

Current assets:
  Cash                                              $    533,533  $    277,370
  Trade receivables, less allowance for doubtful
  accounts of $904,329 in 1999 and $524,596 in
  1998 (notes 2 and 6)                                 8,810,116     8,591,327
  Other receivables                                      132,281       146,299
  Notes receivable - Current (note 2)                    220,270       188,642
  Inventories (notes 3 and 6)                         13,706,050    10,974,578
  Prepaid expenses                                       617,153       810,451
  Deferred income taxes (note 10)                        996,247     1,146,769
                                                      ----------    ----------
Total current assets                                  25,015,650    22,135,436

Equipment and leasehold improvements, net
  (notes 4, 6 and 8)                                   1,922,880     1,819,783

Notes Receivable - Long term                              52,925          -
Deferred income taxes (note 10)                          192,061       124,065
Costs in excess of net assets of businesses
  acquired, net (note 1)                               3,407,299     3,689,516
Other assets (note 5)                                     27,023        30,125
                                                     -----------   -----------
                                                    $ 30,617,838  $ 27,798,925
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current installments of long-term debt (note 6)   $    916,667  $    333,333
  Accounts payable                                     3,618,511     4,135,472
  Accrued payroll and related expenses                   468,555       494,780
  Other accrued expenses (note 7)                      1,187,348     2,667,486
      Total current liabilities                        6,191,081     7,631,071

Long-term debt, excluding current installments
                                      (note 6)        11,785,509     9,535,889
                                                      ----------    ----------
      Total liabilities                               17,976,590    17,166,960


Stockholders' equity (notes 11, and 17):
  Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 16,789,975 shares
    in 1999 and 15,864,975 shares in 1998              8,801,979     8,270,633
  Retained earnings                                    3,899,313     2,613,453
  Notes receivable from directors (note 11)              (47,115)     (265,257)
  Accumulated other comprehensive income                 (12,929)       13,136
                                                      ----------    ----------
      Total stockholders' equity                      12,641,248    10,631,965

Commitments and contingencies (notes 8,13, and 17)
                                                    $ 30,617,838  $ 27,798,925
                                                      ==========    ==========

See accompanying notes to consolidated financial statements.

                     PACER TECHNOLOGY AND SUBSIDIARIES

                   Consolidated Statements of Operations

                 Years ended June 30, 1999, 1998 and 1997


                                            1999          1998        1997
                                        -----------   -----------  -----------

Net sales                              $ 46,047,901  $ 31,938,514 $ 25,677,840

Cost of sales                            30,790,950    20,592,723   16,520,294
                                         ----------    ----------   ----------
      Gross profit                       15,256,951    11,345,791    9,157,546

Selling, general and administrative
  expenses                               12,217,423     8,373,526    6,595,513
                                         ----------    ----------   ----------
      Operating income                    3,039,528     2,972,265    2,562,033

Other (income) expense:

  Interest expense, net                     986,584       520,847      161,716
  Other, net                               (184,351)     (211,514)     (85,964)
                                         ----------    ----------   ----------
      Income before income taxes          2,237,295     2,662,932    2,486,281

Income tax expense (note 10)                951,435     1,121,883    1,268,879
                                         ----------    ----------   ----------
      Net income                       $  1,285,860  $  1,541,049 $  1,217,402
                                         ==========    ==========   ==========

Weighted Average Shares - basic
  (note 12)                              16,171,308    15,852,475  15,549,392
                                         ----------    ----------  ----------

      Basic Earnings Per Share          $       .08  $        .10 $       .08
                                         ==========    ==========   =========
Adjusted Weighted
  Average Shares - diluted (note 12)     16,922,967    17,554,113  16,484,119
                                         ----------    ----------  ----------

      Diluted Earnings Per share        $       .08  $        .09 $       .07
                                         ==========   ===========  ==========

See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                    Years ended June 30, 1999, 1998 and 1997

            Number of                         Notes      Accumulated    Total
           issued and             Retained   Receivable  other com-     Stock
          outstanding  Common     Earnings     From      prehensive     holders'
              shares    Stock     (Deficit)  Directors   income         Equity
         ===========  =========== ========  ===========  ==========  ==========
Balances
at June
30, 1996  15,213,475 $  8,105,115 $  (144,998) $ (629,468) $  -     $ 7,330,649

Net income     -            -       1,217,402       -         -       1,217,402

Shares
issued
upon exer-
cise of
options
(Note 11)   629,500      150,958      -             -          -        150,958

Shares
issued
to employees
(Note 11)     7,000        4,900      -             -          -          4,900

Promissory Note
from Directors
(Note 11)       -            -        -          58,438        -         58,438
          ----------  ----------  ----------  ----------   --------  ----------
Balances
at June
30, 1997  15,849,975 $ 8,260,973 $ 1,072,404 $ (571,030) $     -    $ 8,762,347
          ==========  ==========  ==========  ==========  =========  ==========
Net income      -            -     1,541,049        -         -       1,541,049

Shares
issued
upon exer-
cise of
options
(Note 11)     7,500       3,510       -             -          -          3,510

Shares
issued
to employees
(Note 11)     7,500       6,150       -             -          -          6,150

Foreign
currency
translation
adjustment    -            -          -             -       13,136       13,136

Promissory Note
from Directors
(Note 11)     -            -          -        305,773         -    $   305,773
          ----------  ----------  ---------   ---------    --------  ----------
Balances
at June
30, 1998  15,864,975 $ 8,270,633 $ 2,613,453 $ (265,257)  $ 13,136  $10,631,965
          ==========  ==========  ==========  ==========   ========  ==========
Net income    -            -      1,285,860        -           -      1,285,860

Shares
issued
upon exer-
cise of
options
(Note 11)   910,500     515,541       -            -           -        515,541

Shares
issued
to employees
(Note 11)    14,500      15,805       -            -           -         15,805

Foreign
currency
translation
adjustment    -            -          -            -       (26,065)     (26,065)

Promissory Note
from Directors
(Note 11)     -            -          -         218,142        -        218,142
          ----------  ----------  ----------   ---------   --------  ----------
Balances
at June
30, 1999  16,789,975 $ 8,801,979 $ 3,899,313  $  (47,115) $(12,929) $12,641,248
          ==========  ==========   =========   =========   ========  ==========
See accompanying notes to consolidated financial statements.

                    PACER TECHNOLOGY AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                Years ended June 30, 1999, 1998 and 1997

                                              1999          1998         1997
                                          ==========    ==========   ==========

Net income                               $ 1,285,860   $ 1,541,049  $ 1,217,402
Adjustments to reconcile net income to
   net cash (used in) provided by operating
     activities:
   Depreciation                              664,413       532,248      505,315
   Amortization of other assets              282,217       281,013      189,612
   (Loss) gain on sale of property
      and equipment                           12,797        (1,295)     (76,000)
   Provision for doubtful accounts           379,733       141,426       (5,355)

Changes in operating assets and liabilities,
excluding the effects of acquisitions:
   Increase in trade accounts
     receivable                             (598,522)   (4,012,782)    (199,488)
   Decrease (increase) in other
     receivables                              14,018        65,693      (10,118)
   (Increase) decrease in notes receivable   (84,553)       59,577      (30,055)
   Increase in inventory                  (2,731,472)   (1,746,282)    (393,452)
   (Increase) decrease in prepaid expenses
     and other assets                        196,400      (366,943)     (49,583)
   Decrease (increase) in deferred income
     taxes                                    82,526      (588,808)    (111,547)
   (Decrease) increase in accounts payable  (516,961)    1,768,227      (15,473)
   (Decrease) increase in accrued payroll
     and related expenses                    (26,225)      107,828       88,946
   (Decrease) increase in accrued expenses
     and other liabilities                (1,480,138)      922,358      370,662
                                          ----------     ---------    ---------
        Net cash (used in) or provided by
        operating activities              (2,519,907)   (1,296,691)   1,480,864
                                          ----------     ---------    ---------
Cash flows from investing activities:

   Payments for acquisitions                   -        (7,368,067)         -
   Proceeds from sale of property and
     equipment                                 -             -           76,000
   Capital expenditures                     (806,372)     (531,105)    (554,560)
                                          ----------    ----------    ---------
        Net cash used in investing
        activities                          (806,372)   (7,899,172)    (478,560)
                                          ----------    ----------    ---------

Cash flows from financing activities:

   Principal payments on long-term debt  (27,288,795)  (11,593,229)    (247,296)
   Borrowings on long-term debt           30,982,860    21,248,731         -
   Borrowings on line of credit                -             -       10,179,500
   Repayments on line of credit                -          (792,000) (11,062,500)
   Principal payments on term-loan          (861,111)        -             -
   Notes receivable from directors           218,142       305,773       58,438
   Issuance of common stock                  531,346         9,660      155,858
                                          ----------   -----------    ---------
       Net cash provided by (used in)
       financing activities                3,582,442     9,178,935     (916,000)

Net increase (decrease) in cash              256,163       (16,928)      86,303
Cash at beginning of year                    277,370       294,298      207,995
                                          ----------    ----------    ---------
Cash at end of year                      $   533,533   $   277,370  $   294,298
                                          ==========     =========   ==========

Supplemental disclosures of cash flow information:

Cash paid during the year for interest    $   913,115  $   497,418  $   161,716
Cash paid during the year for income tax  $ 1,140,800  $ 1,259,000  $ 1,083,939

See accompanying notes to consolidated financial statements.

                    PACER TECHNOLOGY AND SUBSIDIARIES
               Notes to Consolidated Financial Statements

                Years ended June 30, 1999, 1998 and 1997

(1)  The Company and Summary of Significant Accounting Policies

The Company
-----------
Pacer Technology ("Pacer") is a vertically integrated manufacturer, formulator and packager of adhesives, sealants and other related products used in hobby, cosmetic, industrial, automotive aftermarket, consumer and private label applications. Pacer produces the plastic containers used to package their adhesives and also produces plastic containers for other customers. Pacer also manufactures and markets manicure implements for the retail consumer markets.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Pacer and its subsidiaries, Pacer Tech Limited ("Pacer Tech"), and Recap Limited ("Recap"). Pacer Tech was formed in 1986 to conduct business operations as a distributor of adhesives in the United Kingdom. Recap was formed in 1992 and is currently inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Equipment and Leasehold Improvements
------------------------------------
Equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

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

Earnings per Share
------------------
Basic earnings per share are based on weighted average shares and exclude any dilutive effects of options. Diluted earnings per share reflect dilutive options. All earnings per share amounts for all periods have been presented and restated to conform to the SFAS No. 128 requirements (see note 12).

Income Taxes
------------
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (See note 10).

Comprehensive Income
--------------------
On July 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

Foreign Currency Translation
----------------------------
Assets and liabilities denominated in a functional currency other than U.S. dollars are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses included in net income are immaterial.

Fair Value of Financial Instruments
-----------------------------------
In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS No. 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 1999, the fair value of all financial instruments approximated carrying value.

Research and Development
------------------------
Research and development costs are charged to selling, general and administra-tive expenses as incurred and amounted to $471,289, $440,861 and $347,691 in 1999, 1998 and 1997, respectively.

Product Warranties
------------------
Pacer provides warranties for some products for periods generally ranging from 6 to 12 months. Estimated warranty costs are recognized at the time of the sale.

Statement of Cash Flows
-----------------------
Cash and cash equivalents represent cash and short-term, highly liquid invest-ments with original maturities of three months or less.

Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of
-----------------------------------------------------------------------
The Company accounts for long-lived assets in accordance with the provisions of SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Stock Option Plans
------------------
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

(2)  Notes Receivable
---------------------
Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

(3)  Inventories
----------------

Inventories are summarized as follows:              1999            1998
                                                ----------     -----------
   Raw materials                              $  7,456,129    $  5,103,266
   Work-in-process                                 570,688         542,489
   Finished goods                                5,679,233       5,328,823
                                                ----------      ----------
                                              $ 13,706,050    $ 10,974,578

(4)  Equipment and Leasehold Improvements
-----------------------------------------

Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:

                                 Estimated
                                  Useful
                                   Lives           1999            1998
                                  ---------      ----------     ----------

   Shop equipment                   5-10        $ 5,051,487    $ 4,689,188
   Office furniture and equipment    5-7            627,639        588,449
   Leasehold improvements             10          1,039,329        863,998
   Transportation equipment            3            132,109        124,328
   Construction in progress            -             22,812         10,903
                                                 ----------     ----------
                                                $ 6,873,376    $ 6,276,866
   Less accumulated depreciation
   and amortization                              (4,950,496)    (4,457,083)
                                                 ----------     ----------
                                                $ 1,922,880    $ 1,819,783
                                                 ==========     ==========

(5) Other Assets
----------------

Other assets (net of amortization) consist of the following:

                                                   1999         1998
                                               ---------    ---------
   Cook Bates-Patents & trademarks, net       $   22,619   $   24,405
   Patents and trademarks, net                     4,404        5,312
   Other                                           -              408
                                               ---------    ---------
                                              $   27,023   $   30,125
                                               =========    =========

(6)  Line of Credit and Long-Term Debt
--------------------------------------
On January 19, 1999, the Company entered into a new promissory note agreement with a bank whereby Pacer can borrow up to $18,000,000, for working capital requirements. The interest rate on this note is at the bank's Prime Rate (7.75% at June 30, 1999) less 0.5%. On June 4, 1999, the Company entered into a three-month fixed LIBOR base rate of 5.0975% plus 1.625 initial spread for $7,000,000 of this facility. This note requires monthly interest payments only and has a maturity date of January 2, 2001. Prepayments of principal balance are permitted without penalty. This new credit facility was utilized to retire in February 1999, the Company's line of credit balance of $10,583,000 and term loan of $750,000 with its previous primary bank.

In addition, the Company entered into other agreements with the bank as follows:

  (1) Commercial Letter of credit, Standby Letter of credit, and Banker's Acceptances subfeatures, each not to exceed $5,000,000 from January 19, 1999 to January 2, 2001. As of June 30, 1999, total outstanding letters of credit totalled $112,513 and had a maturity date of October 6, 1999.

  (2) Term loan of $2,750,000 effective January 19, 1999, with a maturity date of January 2, 2002. Principal shall be payable on the 2nd day of each month in installments of $76,389, commencing March 2, 1999. This term loan bears interest at the Prime Rate (7.75% at June 30, 1999) less 0.5%. On June 8, 1999, the Company entered into a three-month fixed LIBOR base rate on this facility of 5.09625% plus 1.625 initial spread.

  (3) Term commitment note of $750,000 effective January 19, 1999 with a maturity date of January 2, 2000. This term commitment bears interest at the Prime Rate (7.75% at June 30, 1999) less 0.5%. At June 30, 1999 there was no borrowing against this note.

The agreements require maintenance of certain financial ratios and contain other restrictive covenants. Pacer Technology was in compliance with all debt covenants on June 30, 1999.

Long-term debt consists of the following:                1999          1998
                                                     ---------     ---------
   Term Loan at prime plus 0.5%, secured by
   certain assets, due in monthly install-
   ments of principal plus interest through
   July 1, 2000.                                  $     -        $   972,222

   Term Loan at prime less 0.5% secured by
   certain assets, due in monthly install-
   ments of principal plus interest through
   January 2, 2002.                                   2,444,444          -

   Promissory note agreement with monthly
   interest payments at prime plus 0.5%,
   secured by certain assets.  This note
   matures July 1, 2000.                                  -         8,897,000

   Promissory note agreement with monthly
   interest payments at prime less 0.5%,
   secured by certain assets.  This note
   matures January 2, 2001.                          10,257,732         -

   Less: Current installments                          (916,667)    ( 333,333)
                                                    -----------    ----------
       Total Long-Term Debt                       $  11,785,509   $ 9,535,889
                                                    ===========    ==========

(7)  Other Accrued Expenses
---------------------------
Other accrued expenses at June 30, 1999 and 1998 consist of the following:

                                                    1999             1998
                                                   -------        ---------
Sales and Marketing Expenses                    $   496,557      $  831,912

Legal and Accounting Expenses                        75,000          67,000

Warranty                                            276,700         310,060

Income and Other Taxes                              201,129         715,944

Relocation and Closure Costs                         70,553         531,654

Other                                                67,409         210,916
                                                 ----------       ---------
     Total Accrued Liabilities                  $ 1,187,348     $ 2,667,486
                                                 ==========       =========

(8)  Lease Obligations
----------------------
Pacer leases three manufacturing facilities under operating leases expiring in May 2009, October 2004, and May 2009. Pacer also leases two distribution facilities and office equipment under operating lease agreements. Leases for the two distribution facilities expire in July 2001 and May 2003. Future minimum lease payments under noncancellable operating leases as of June 30, 1999 are as follows:

                                                               Operating
              Year ending June 30,                               Leases
              -------------------                              ----------
                   2000                                       $   711,746
                   2001                                           704,076
                   2002                                           706,875
                   2003                                           711,810
                   2004                                           568,056
                Thereafter                                      2,745,421
                                                               ----------
         Minimum future lease payments                        $ 6,147,984
                                                               ==========

Rent expense was $861,134, $405,134, and $404,107 in 1999, 1998 and 1997,
respectively.

(9)  Major Customers and Export Sales
-------------------------------------
Pacer's export sales represent approximately 11.4% of net sales in 1999, 17.0% of net sales in 1998 and 18.3% of net sales in 1997.

(10)  Income Taxes
------------------
Income tax expense (benefit) from continuing operations for the years ended June 30, 1999, 1998 and 1997 consist of:

                                          1999        1998        1997
                                       ---------   ---------    ---------
   Federal:
          Current                    $   715,935 $ 1,423,861  $ 1,139,387
          Deferred                        73,612    (446,021)     (94,828)
                                        --------   ---------    ---------
                                         789,547     977,840    1,044,559
   State:
          Current                        152,974     286,830      241,039
          Deferred                         8,914    (142,787)     (16,719)
                                        --------   ---------    ---------
                                     $   951,435 $ 1,121,883  $ 1,268,879
                                        ========   =========    =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 1999 and 1998 are presented below:

Current deferred tax assets (liabilities):            1999         1998
                                                    ---------    ---------
          Allowance for doubtful accounts         $   382,765  $   224,737
          Inventory                                   183,686      259,110
          Prepaid expenses                            (92,643)     (89,982)
          Vacation accruals                            65,302       64,272
          Warranty accruals                           118,537      132,829
          Advertising accruals                         34,497       71,340
          Amortization                                138,698      114,833
          Other accruals                              165,405      369,630
                                                    ---------   ----------
            Net current deferred tax assets       $   996,247  $ 1,146,769
                                                    =========   ==========

Non-current deferred tax assets:
          Depreciation                            $   192,061  $   124,065
                                                    =========    =========

The Company believes that it is more likely than not that the net deferred tax assets will be realized. This belief is based on recent and anticipated future earnings.

The total income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34%) for 1999, 1998 and 1997 as follows:

                                             1999        1998        1997
                                           --------  ----------   ---------
   Expected income tax provision          $ 760,680 $   905,396 $   845,336
   Non-deductible expenses                   52,754      69,446      78,633
   State income tax, net of
     Federal income tax benefit             106,847      95,068     148,051
   Effect of foreign operations              34,053      33,745      19,303
   Other                                     (2,899)     18,228     177,556
                                           ---------  ---------   ---------
                                         $  951,435 $ 1,121,883 $ 1,268,879
                                           ========   =========   =========

(11)  Stockholders' Equity
--------------------------

Notes Receivable from Directors
-------------------------------
On September 27, 1994, three Directors exercised options to purchase 100,000 shares each (300,000 total) of Pacer Technology common stock. Each Director signed a secured promissory note for the principal sum of $58,438 ($175,313 total) with interest of 7.8% per annum payable to Pacer Technology. Two of these notes were paid in full on January 13, 1997, and April 30, 1999, plus interest accrued as of the date of payment. The balance of $23,115 is secured by 39,554 shares of the Company's common stock. The Director made a payment of $8,000 and the balance is expected to be collected on or about October 1, 1999.

On October 19, 1994, a Director exercised options to purchase 485,000 shares of Pacer Technology common stock. This director signed a secured promissory note for the principal sum of $309,188, plus simple interest of 7.89% per annum payable to Pacer Technology. On August 14, 1997, the Director paid $149,988 against the principal balance, plus accrued interest. The balance of this note, $159,199 was paid in full on April 26, 1999 plus accrued interest.

On September 11, 1995, one Director exercised options to purchase 100,000 shares of Pacer Technology common stock. The Director signed a secured promissory note for the principal sum of $24,000 plus simple interest of 7.015% per annum payable to Pacer Technology. Principal and all accrued interest will be due and payable in one lump sum on September 11, 1999, subject to the provisions regarding prepayment noted below. The note is secured by 100,000 shares of the Company's common stock as provided in the Security Agreement between the Company and the Director.

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

On September 15, 1999, the Director paid $15,000 towards the principal of this note and the balance is expected to be collected on or about October 1, 1999.

Common Stock
------------
During the year ended June 30, 1994, Pacer adopted a stock incentive plan which awards shares of stock to employees for years of service. Under this plan, 500 shares of Pacer stock are granted to each employee for every five years of service. The shares are restricted for one year after the grant date. Pacer awarded 14,500, 7,500, and 7,000 shares to employees for past service and recorded compensation expense of $15,805, $6,150, and $4,900 in 1999, 1998 and 1997, respectively.

Nonqualified Stock Option and Incentive Stock Option Plans
----------------------------------------------------------
During the year ended June 30, 1995, Pacer adopted the 1994 Stock Option Plan to provide key employees and directors an opportunity to purchase the nonquali-fied common stock of the Company pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

Under the 1994 Stock Option Plan, options to purchase up to 2,200,000 shares of Pacer Technology common stock can be granted. The purchase price shall be no less than fair market value on the grant date. The exercise period shall not exceed ten years from grant date and options vest immediately.

There were no stock options granted under the nonqualified Stock Option Plan during fiscal year 1999, 1998, and 1997.

During the year ended June 30, 1995, Pacer adopted the 1994 Incentive Stock Option Plan that qualifies as "incentive stock options" under Section 422 of the Internal Revenue Service Code.

Under the 1994 Incentive Stock Option Plan, options to purchase up to an aggre-gate of 2,000,000 shares of Pacer Technology common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the grant date. In the event such option is granted to an employee who, at the time the option is granted, owns common stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of the option shall be no less than 110% of the fair market value. The exercise period for the options shall not exceed ten years. The option agreement may provide (a) that the right to exercise the option in whole or in part shall not accrue until a certain date or the occurrence of an event; (b) that the right to exercise the option shall accrue over time in accordance with a vesting schedule; or (c) that such accrual shall be accele-rated upon the occurrence of certain specified event(s).

In fiscal year 1998, under this plan, Pacer granted an option to an employee to purchase 50,000 shares of Pacer's common stock at $1.406 per share. The market value of the stock was $ 1.25 per share on the date of grant. The fair value of the stock option granted during fiscal 1998 was $47,500 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 64.88%, risk-free interest rate of 5.60%, and an expected life of 10 years.

In fiscal year 1999, under this plan, Pacer granted two options to employees to purchase a total of 75,000 shares of Pacer's common stock at $1.047 per share. The market value of the stock was $ 1.047 per share on the date of grant. The fair value of the stock options granted during fiscal 1999 was $60,628 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 66.54%, risk-free interest rate of 5.93%, and an expected life of 10 years.

The Company applies APB Opinion No.25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                          1999        1998          1997
                                      ----------    ----------    ----------
     Net income      As reported     $ 1,285,860   $ 1,541,049   $ 1,217,402
                     Pro forma       $ 1,255,546   $ 1,513,499   $ 1,217,402

     E.P.S.          As reported-Basic    $ 0.08        $ 0.10        $ 0.07
                     Pro forma-Basic      $ 0.08        $ 0.10        $ 0.07

                     As reported-Diluted  $ 0.08        $ 0.09        $ 0.07
                     Pro forma-Diluted    $ 0.08        $ 0.09        $ 0.07

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

A summary of transactions under the stock option plans is as follows:

                                      1982 Stock Option Plan & ISOP

                                 Options                Outstanding Options
                                Available               Exercise    Aggregate
                                for Grant    Shares       Price       Value
                               ----------  ---------  ------------  ----------

   Balances at June 30, 1996        -      1,276,500  $ 0.19-0.55 $   474,890

     Options exercised              -       (629,500) $ 0.19-0.55 $  (150,959)
                               ----------  ----------  ----------   ---------
   Balances at June 30, 1997        -        647,000  $ 0.19-0.55 $   323,931

     Options exercised              -         (7,500) $      0.47 $    (3,510)
                               ----------  ----------  ----------  ----------
   Balances at June 30, 1998        -        639,500  $ 0.19-0.55 $   320,421

     Options exercised              -       (639,500) $ 0.47-0.55 $  (320,421)
                               ----------  ----------  ----------  ----------
   Balances at June 30, 1999        -          0      $     0     $     0
                               ==========  ==========  ==========  ==========

                                         Other Stock Option Plan

                                Options                 Outstanding Options
                               Available                Exercise    Aggregate
                               for Grant      Shares      Price        Value
                              -----------  ----------   ----------  ----------
   Balances at June 30, 1996        -       1,200,000  $ 1.00-1.08 $ 1,213,800

     Options cancelled              -        (100,000) $      1.05 $  (100,000)
                              -----------  ----------   ----------  ----------
   Balances at June 30, 1997        -       1,100,000  $ 1.00-1.08 $ 1,113,800
                              -----------  ----------   ----------  ----------
   Balances at June 30, 1998        -       1,100,000  $ 1.00-1.08 $ 1,113,800
                              -----------  ----------   ----------  ----------
     Options expired                -        (400,000) $ 1.00-1.08 $  (407,800)
                              -----------  ----------   ----------  ----------
   Balances at June 30, 1999        -         700,000  $ 1.00-1.08 $   706,000
                              ===========  ==========   ==========   =========

                                         1994 SOP & ISOP

                                Options                 Outstanding Options
                               Available                Exercise    Aggregate
                               for Grant     Shares      Price        Value
                              ----------   ---------   ----------   ----------
   Balances at June 30, 1996     300,000   3,700,000  $ 0.72-1.00 $  3,463,500

   Balances at June 30, 1997     300,000   3,700,000  $ 0.72-1.00 $  3,463,500
                              ----------   ---------   ----------  -----------
     Options granted             (50,000)     50,000  $      1.41 $     70,313
                              ----------   ---------   ----------  -----------
   Balances at June 30, 1998     250,000   3,750,000  $ 0.72-1.41 $  3,533,813
                              ----------   ---------   ----------  -----------
     Options granted             (75,000)     75,000  $      1.05 $     78,525
     Options exercised           271,000    (271,000) $ 0.72-1.00 $   (195,120)
     Options expired           1,000,000  (1,000,000) $ 0.72-1.00 $ (1,000,000)
     Options cancelled            25,000     (25,000) $ 0.72-1.00 $    (18,000)
     Options authorized          200,000        -     $     -     $      -
                               ---------   ---------   ----------  -----------
   Balances at June 30, 1999   1,671,000   2,529,000  $ 0.72-1.41 $  2,399,218
                               =========   =========   ==========   ==========

At June 30, 1999 and 1998, the options exercisable were 454,000 and 925,000 respectively.

(12) Earnings Per Share
-----------------------

Earnings per share was computed as follows:

                                                       YEARS ENDED
                                           JUNE 30,      JUNE 30,     JUNE 30,
                                             1999          1998         1997
                                           ----------  -----------  ----------
Numerator:
  Numerator for basic and diluted
  earnings per share--net income--........$ 1,285,860  $ 1,541,049  $ 1,217,402

Denominator:
  Denominator for basic earnings per
  share--weighted average number of
  common shares outstanding during
  the period.............................. 16,171,308   15,852,475   15,549,392

  Incremental common shares attributable
  to exercise of outstanding options......    751,659    1,701,638      934,727
                                          -----------   ----------   ----------
Denominator for diluted earnings
  per share.............................. $16,922,967  $17,554,113  $16,484,119
                                           ==========   ==========   ==========
Basic earnings per share................. $       .08  $       .10  $       .08
                                           =========    ==========   ==========
Diluted earnings per share............... $       .08  $       .09  $       .07
                                           =========    ==========   =========

Substantially all options were included in the computation of diluted earnings per share for 1999, 1998, and 1997.


(13) 401(k) Plan
----------------
Pacer's 401(k) plan is available to all full-time employees who have completed a minimum service of one year at January 1 or July 1 of each year.

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

Plan expense for the years ended June 30, 1999, 1998 and 1997 was $ 74,428, $45,088 and $35,740, respectively.

(14) Quarterly Financial Data (Unaudited)
----------------------------------------

                               NET INCOME
                               ==========
                                                            Net Income
                                                             Per Share
                  Revenues    Gross Profit   Net Income    Basic   Diluted
                 ----------   ------------   ----------    ------  -------
1999
====
First Quarter   $13,657,709   $ 4,918,989   $  956,911     $ .06   $  .05
Second Quarter   11,840,117     4,135,518      420,886       .03      .02
Third Quarter     9,993,995     3,125,342     (391,513)     (.02)    (.02)
Fourth Quarter   10,556,080     3,077,102      299,576       .02      .02

1998
====
First Quarter   $ 7,375,150   $ 2,734,141   $  450,872     $ .03   $  .03
Second Quarter    6,273,501     2,252,160      275,646       .02      .02
Third Quarter     8,321,050     2,972,304      428,217       .03      .03
Fourth Quarter    9,968,813     3,387,186      386,314       .02      .02

(15) Acquisitions
-----------------
On July 15, 1997, the Company acquired the assets of California Chemical Specialties, Inc.,("CCSI"). The assets purchased primarily consisted of trade accounts receivable, inventory, fixed assets and proprietary formulas. In addition, Pacer assumed the liability for trade accounts payable as of the closing date. The total purchase price consisted of approximately $2,550,000 cash, including transaction costs.

The acquisition of CCSI has been accounted for as a purchase and, accordingly, the results of operations of CCSI are included in the Company's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $ 2,276,000 and is being amortized on a straight-line basis over 20 years.

On March 4, 1998, the Company completed the acquisition of certain assets of Cook Bates, a Division of London International Group, Inc. ("LIG"). The assets purchased from Cook Bates primarily consisted of inventory, fixed assets, and intellectual property. The total cash purchase price was approximately $4,800,000.

The acquisition of Cook Bates has been accounted for as a purchase and, accordingly, the results of operations of Cook Bates are included in the Company's consolidated statements of operations from the date of acquisition.

The following summary represents the unaudited pro forma results of operations as if the acquisitions of California Chemical and Cook Bates had occurred at the beginning of the periods presented, after consideration for certain adjust-ments including the amortization of cost in excess of net assets acquired (if applicable) and interest expense:

                                    Twelve-months ended June 30,
                                               1998
                                           (Unaudited)
                                    ---------------------------
      Net Sales                          $ 51,667,711

      Net Income                         $  1,153,874

      Basic E.P.S.                       $       0.07

      Diluted E.P.S.                     $       0.07

The pro forma data is provided for illustrative purposes only. It does not purport to be indicative of the results that would have actually occurred if the acquisitions of California Chemical and Cook Bates had been consummated on the dates indicated or that may be obtained in the future.

(16) Related Party Transactions
-------------------------------
The Company has made loans to certain directors which are evidenced by promis-sory notes and secured by shares of common stock. The loans have maturities of 4 years. As of June 30, 1999, the outstanding principal amount on the notes was $47,115 and is included in stockholders' equity. (Note 11)

(17) Commitments and Contingencies
----------------------------------
Pacer has entered into sales agreements with many of its customers which contain pricing terms, including the amounts of promotional allowances and Co-op advertising, renewability clauses, and provisions which convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation will be resolved without material effect on Pacer's financial position or results of operations.

                                PART III
                                ========

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
Identification of the directors and executive officers of the Company is incorporated by reference from the "Election of Directors--Nominees" and "Executive Officers" sections of the Company's definitive Proxy Statement dated October 4, 1999 to be mailed to shareholders in connection with the 1999 Annual Shareholders Meeting and filed with the Securities and Exchange commission on or about October 4, 1999 (the "Proxy Statement"). Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the Proxy Statement.

Item 11. Executive Compensation
-------------------------------
Incorporated by reference from the "Election of Directors--Executive Compensa-tion", "Report of Compensation Committee" and "Stock Price Performance Graph", sections of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
Incorporated by reference from the "General Information--Share Ownership of Management" section of the Proxy Statement.

Item 13.  Certain Relationships and Related Party Transactions
--------------------------------------------------------------
Incorporated by reference from the "Certain Transactions" section of the Proxy Statement.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------
(a)(1)  Financial Statements:

The following is a list of the exhibits filed with this Form 10-K.

     Exhibit  3.1   Articles of Incorporation (2)

     Exhibit  3.2   By-laws (2)

     Exhibit 10.3 Employement agreement dated November 21, 1989 between the Company and James Munn (3)

     Exhibit 10.5 Lease Agreement for new facilities in Rancho Cucamonga, California, dated March 1, 1988. (1)

     Exhibit 10.6 Agreement To Extend Term of Executive Employment Agreement, dated April 12, 1995. (4)

     Exhibit 10.7 Agreement To Extend Term of lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga.

     Exhibit 21     Subsidiaries of Registrant

     Exhibit 23     Consent of Independent Auditors

(a)(2)  Financial Statement Schedule:

        Schedule

        II. Valuation and Qualifying Accounts

        All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

(b)     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        On May 12, 1998, the registrant filed form 8-KA. The purpose of the filing was to amend the Form 8-K filed on March 13, 1998 disclosing the acquisition by the registrant of certain assets of Cook Bates, a division of London Inter-national Group, Inc., under Item 2 of form 8-K. The following financial statements were filed as part of this Form 8-KA:

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

---------------------------------

1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1988.
2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.
3) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1990.
4) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1995.

                INDEPENDENT AUDITORS' REPORT ON SCHEDULE
                ----------------------------------------

To the Board of Directors and Shareholders
Pacer Technology:

    The audits referred to in our report dated September 3, 1999 included the related financial statement schedule as of June 30, 1999 and 1998, and for each of the years in the three-year period ended June 30, 1999, included in the annual report on Form 10-K of Pacer Technology. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/KPMG LLP
                                      -----------

Orange County, California
September 3, 1999

                     SCHEDULE II - PACER TECHNOLOGY

                    VALUATION AND QUALIFYING ACCOUNTS
                           YEARS ENDED JUNE 30
                             (in thousands)

                     Balance at    Charged to
                     Beginning     Costs and                 Balance At
                     Period        Expenses     Deductions   End of Period
                     -----------  -----------  -----------  --------------
    FY 1997:

    Allowance for
    Doubtful Accounts    $   389     $   219      $   225       $   383

    Allowance for
    Obsolescence             343          78          166           255
                          ------      ------       ------        ------
                         $   732     $   297      $   391       $   638


    FY 1998:
    =======
    Allowance for
    Doubtful Accounts    $   383     $   166      $    24       $   525

    Allowance for
    Obsolescence             255         918           66         1,107
                          ------      ------       ------        ------
                         $   638     $ 1,084      $    90       $ 1,632


    FY 1999:
    =======
    Allowance for
    Doubtful Accounts    $   525     $   390      $    11       $   904

    Allowance for
    Obsolescence           1,107         226          522           811
                          ------      ------       ------        ------
                         $ 1,632     $   616      $   533       $ 1,715

                               Signatures
                               ----------

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PACER TECHNOLOGY



                         --------------------------
                         William T. Nightingale III

                         Date:  September 24, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                    Date
---------                     ------------         ------------------

__________________________    President/           September 24, 1999
William T. Nightingale III    Chief Executive
                              Officer/Director

__________________________    Chief Financial      September 24, 1999
Laurence R. Huff              Officer


__________________________    Chairman of          September 24, 1999
John G. Hockin, II, DDS       the Board and
                              Director

__________________________    Director             September 24, 1999
Geofrrey Tirman


__________________________    Director             September 24, 1999
D. Jonathan Merriman


__________________________    Director             September 24, 1999
Carl Hathaway


__________________________    Secretary and        September 24, 1999
Larry K. Reynolds             Director

                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PACER TECHNOLOGY



                                /s/ William T. Nightingale III
                                ------------------------------
                                William T. Nightingale III, President


                                Date:  September 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

Signature                         Title                      Date
---------                       --------------       ------------------

/s/ William T. Nightingale III  President/           September 24, 1999
------------------------------  Chief Executive
William T. Nightingale III      Officer/Director

/s/ Laurence R. Huff            Chief Financial      September 24, 1999
------------------------------  Officer
Laurence R. Huff

/s/ John G. Hockin II            Chairman of the     September 24, 1999
------------------------------   Board and Director
John G. Hockin II

/s/ Geoffrey Tirman             Director             September 24, 1999
------------------------------
Geoffrey Tirman


/s/ D. Jonathan Merriman        Director             September 24, 1999
------------------------------
D. Jonathan Merriman


/s/ Carl Hathaway               Director             September 24, 1999
------------------------------
Carl Hathaway


/s/ Larry K. Reynolds           Secretary and        September 24, 1999
------------------------------  Director
Larry K. Reynolds

                            INDEX TO EXHIBITS


  Number                    Name
------------     -----------------------------
Exhibit  3.1     Articles of Incorporation (2)

Exhibit  3.2     By-laws (2)

Exhibit 10.3 Employement agreement dated November 21, 1989 between the Company and James Munn (3)

Exhibit 10.5     Lease Agreement for new facilities in
                 Rancho Cucamonga, California, dated
                 March 1, 1988. (1)

Exhibit 10.6 Agreement To Extend Term of Executive Employment Agreement, dated April 12, 1995. (4)

Exhibit 10.7 Agreement To Extend Term of lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga

Exhibit 21       Subsidiaries of Registrant

Exhibit 23       Consent of Independent Auditors



-------------------------------

1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1988.
2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.
3) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1990.
4) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1995.

                               EXHIBIT 10.7

     AMENDMENT TO LEASE AGREEMENT FOR FACILITIES IN RANCHO CUCAMONGA
     ===============================================================
This AMENDMENT TO LEASE ("Amendment") is made by and between COLAVIN DAY CREEK, a California general partnership ("Lessor"), and PACER TECHNOLOGY, a California Corporation ("Lessee"), effective as of the 1st day of June, 1997.

WHEREAS, the parties entered into that certain lease dated March 1, 1988, including two attached Addenda containing Paragraphs 48 to 72, inclusive, and Paragraphs 73 to 79, inclusive, respectively (together, the "Lease") with respect to that certain real property located in the County of San Bernardino and described as Pacer 3 of Map No.4749, as per Map recorded in Book 47, Pages 28 and 29 of Maps in the Office of the County Recorder of San Bernardino County (the "Premises"), upon which a building was constructed (the "Building") containing approximately 47,700 square feet of floor area, a portion of which has been improved as office space; and

WHEREAS, the parties desire to enter into this Amendment in order to extend the Lease Term so as to expire on May 31, 2009, with the adjusted rental rates and other terms to be effective June 1, 1997, as set forth hereinbelow.

NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lessor and Lessee hereby agree to amend the Lease as follows:

1. Term. The Term of this Lease shall extend through May 31, 2009, and the terms of this Amendment shall be effective as of June 1, 1997 (the "Effective Date").

2. Rent. The monthly rent for the Premises, commencing on the Effective Date, shall $15,741 per month, calculated at $.33 per square foot of Building area on 47,700 square feet, together with the additional rental obligations under Paragraphs 7 (Repairs and Maintenance), 8 (Insurance), 10 (Real Property Taxes) and 11 (Utilities) of the Lease. The base monthly rental $15,741 per month shall be increased at the beginning of the 31st, 61st, 91st, and 121st months of the Term of the Lease by multiplying the then-existing monthly rental by
1.0768 (3% per annum on a compounded basis). Therefore, base monthly rent shall be as follows:

            Effective Period       Base Monthly Rent
            ----------------       ------------------

             Months 1-30            $ 15,741
             Months 31-60           $ 16,950
             Months 61-90           $ 18,252
             Months 91-120          $ 19,653
             Months 121-144         $ 21,162

3.  Options to Extend.

3.1 Grant. Lessor hereby grants to Lessee two (2) consecutive options to extend the Term of this Lease for periods of five (5) years each (the "Option Terms"), which options shall be exercisable only by written notice delivered by Lessee to Lessor not more than fifteen (15) months and not less than twelve
(12) months prior to the expiration of the then-current Term. As a condition to exercising the respective options, as of the delivery date of Lessee's notice, Lessee shall not then be in default under the Lease following the expiration of applicable cure periods. Upon the proper exercise of each option to extend, the Term of the Lease shall be extended for a period of five (5) years. The rights contained in this Paragraph 3 shall be personal to Lessee and may only be exercised by Lessee; provided, however, that if Lessor consents to any assignment or subletting of all or any portion of the Premises, or if Lessee assigns or sublets as allowed pursuant to Section 12.2 of this Lease, then the assignee (but not a sublessee) may exercise the rights contained in this Paragraph 3, with Lessee remaining liable under this Leasee during such extended term or terms. The rent payable by Lessee during the Option Terms (the "Option Rent") shall be ninty-five percent (95%) of the "Market Rental Value," with no refurbishment allowance or rental abatement or, in the alter-native, at one hundred percent (100%) of the Market Rental Value, with no refurbishment allowance but with two (2) months of base monthly rental abated for each such extension, which alternative shall be selected by Lessee and submitted to Lessor concurrently with Lessee's exercise of its then-applicable option to extend.

3.2 Market Rental Value Adjustment. The market Rental Value for the Premises shall be determined as follows:

(a) Not later than four (4) months prior to the commencement of the then-applicable Option Term, the parties shall attempt to agree upon what the new Market Rental Value ("MRV") will be on the first date of the applicable Option Term. If agreement cannot be reached within thirty (30) days, then Lessor and Lessee shall each immediately make a reasonable determination of the MRV and submit such determination, in writing, to arbitration in accordance with the following provisions:

(i) Within fifteen (15) days after the thirty (30) day period described above, Lessor and Lessee shall each appoint one arbitrator who shall, by profession, be a real estate broker who shall have been active over the five (5) year period ending on the date of such appointmet in the leasing of, and determination of rental rates for, similar properties in San Bernardino County and particularly within the vicinity of the Building. The two arbitrators so appointed shall immediately select a third mutually acceptable arbitrator.

(ii) The three arbitrators shall, within thirty (30) days of the appointment of the third arbitrator, reach a decision as to what the actual MRV for the Premises is, and whether Lessor's or Lessee's submitted MRV is the closest thereto. The decision of the majority of the arbitrators shall be binding on the parties. The submitted MRV which is determined to be the closest to the actual MRV shall thereafter be used by the parties.

(iii) If either of the parties fails to appoint an arbitrator within the specified fifteen (15) days, the arbitrator timely appointed by one of them shall reach a decision on his or her own, and said decision shall be binding on the parties.

(iv) The entire cost of such arbitration shall be paid by party whose submit-ted MRV was not selected by the arbitrators, but in no event shall the party whose submitted MRV was not selected by the arbitrator be required to pay more than the cost incurred for the arbitrator chosen by it plus an equal amount to be applied toward the successful arbitrating parties' cost. By way of illus-tration, if Lessee is the party whose MRV was not selected and if Lessee's cost in connection with the arbitration equaled $1,200 and Lessor's cost equals $1,400, the Lessee's total exposure for the cost of arbitration shall be $2,400, and not $2,600.

(b) The MRV which is selected pursuant to the foregoing provisions shall be multiplied by ninety-five percent (95%), if Lessee selected the alternative without a refurbishment allowance or rental abatement, and by one hundred percent (100%) if Lessee selected the alternative with no refurbishment but with two months abated rent.

4. Tenant Improvements. Lessor shall, at its sole cost and expense, paint the exterior of the Building, and repair, slurry and restripe the parking lot as soon as reasonably possible following the execution and delivery of this Amendment.

5. Option to Expand. Lessor hereby grants to Lessee the option to cause Lessor to expand the Building by not less than 20,000 square fee, subject to approval of Lessor's first mortgagee, which approval or disapproval shall be given not later than thirty (30) days following the delivery to Lessor by Lessee of the exercise of this option to expand. The terms of the option to expand shall be as follows:

5.1 The construction of the improvements shall be pursuant to the provisions of Paragraph 66 of the Lease, with appropriate modifications to reflect the new square footage and the performance dates for delivery of plans.

5.2 The Term of the Lease shall be extended for a period of ten (10) years from the date of substantial completion of the expansion improvements.

5.3 The interior improvements shall be constructed and paid for pursuant to the provisions of Paragraph 67 of the Lease, with the allowance referenced in Paragraph 67(vii) of the Lease to be adjusted proportionately based on the size of the expansion selected by Lessee, given that the allowance in Paragraph 67
(vii) was based on a 46,000 square foot building (thereafter expanded to 47,700 square feet). Further, the leasehold improvement payment in Paragraph 68 of the Lease shall be applicable, with proportionate adjustments based on the size of the expansion.

5.4 Base monthly rental shall be the MRV for the expanded Premises, not taking into account the Lessee improvements described in Paragraph 5.3 above; i.e., Lessee's adjusted monthly base rental shall be increased by the leasehold improvement payments required pursuant to the promulgation of Paragraph 68 of the Lease to the circumstances resulting from Lessee's election to expand.
The MRV shall be calculated in the same manner as MRV is calculated pursuant to Lessee's options to extend at the one hundred percent (100%) level, but without a two-month abatement.

6. Disclosure. Lessor hereby represents to Lessee that, to the best of Lessor's acknowledge (which shall mean and refer to the actual knowledge of Sam C. Longo, JR.), there are no currently pending operating costs, taxes or service accruals or escalations which have not been disclosed to Lessee, which could impact Lessee's total occupancy costs beyond average historical increases, and there are no pending sales of the Building.

7. Assignment. In the event that Lessee assigns its interest in this Lease or subleases all or any portion of the Premises pursuant to the provisions of Paragraph 12 of the Lease, and if as a result thereof a "Transfer Premium" exists, Lessee shall pay to Lessor fifty percent (50%) of any Transfer Premium. As used herein, "Transfer Premium" shall mean and refer to all rent, additional rent or other consideration payable by the assignee or sublessee (the "Transferee") in connection with the proposed assignment or sublease (the "Transfer") in excess of the rent and additional rent payable by Lessee under the Lease during the term of the Transfer on a per rentable square foot basis if less than all of the Premises is transferred, after deducting the reasonable expenses incurred by Lessee for (i) any changes, alterations and improvements to the Premises in connection with the Transfer, (ii) any brokerage commissions in connection with the Transfer, (iii) any cost to buy-out or take over the previous lease of a transferee, (iv) reasonable legal fees incurred in connection with the Transfer, and (v) any other "out-of-pocket" monetary concessions reasonably provided in connection with the Transfer, including but not limited to tenant improvement or decorating allowances. Determination of the amount of the Transfer Premium shall be made on an annual basis in accordance with the terms of this Paragraph 7, but an estimate of the amount of the Transfer Premium shall be made each month and one twenty-fourth (1/24) of such estimated amount shall be paid to Lessor promptly, but in no event later than the next date for payment of base monthly rental hereunder, subject to an annual reconciliation on each anniversay date of the transfer. If the payments to Lessor under this Paragraph 7 during the twelve (12) months preceding each annual reconciliation exceed the amount of fifty percent (50%) of the Transfer Premium as determined on an annual basis, then Lessor shall credit the overpayment against Lessee's future obligations under this Paragraph 7, or if the overpayment occurs during the last year of the Transfer in question, Lessor shall refund the excess to Lessee. If Lessee has underpaid Lessor's share of the Transfer Premium, as determined by such annual reconciliation, Lessee shall pay the amount of such deficiency to Lessor promptly, but in no event later than the next date for the payment of base monthly rental hereunder.

8. Americans With Disabilities Act ("ADA"). Lessor hereby represents to Lessee that in no event shall costs associated with the ADA, with code compliance pursuant to applicable local, county or state law, or with any other applicable legal requirements (together, the "Applicable Laws")be, at any time during the term of the Lease, passed through to Lessee with the exception of those costs of compliance with Applicable Laws which are directly related to any alterations (as defined under Paragraph 7.5 of the Lease) or the construction of any improvements to the Premises contemplated by this amendment; i.e., Lessee shall be protected from costs which arise from the application of Applicable Laws which are unrelated to modifications to the Premises required or otherwise undertaken by or on behalf of Lessee.

9. Commissions. Lessor and Lessee hereby represent to each other that no brokerage commissions are payable in connection with this Amendment other than a commission payable to The Eldon Company in the sum of 2.75% of the base monthly rent set forth in Paragraph 2 above for months 1 through 60, and 1.25% of the base monthly rent set forth in Paragraph 2 of this Amendment for months 61 through 144. No adjustment to such commission shall be payable based on the exercise any option to extend or option to expand permitted under this amend-ment.

10. Deleted Paragraphs. The provisions of Paragraphs 66 through 72 and Paragraphs 75 through 79 of the Addenda to the Lease are of no further force and effect, with the exception of their application to the construction of expansion improvements pursuant to the provisions of Paragraph 5 above.

IN WITNESS WHEREOF, the parties have executed this Amendment to Lease as of the day and year first above written.

            LESSOR         COLAVIN DAY CREEK, a California general partnership

                               By:/S/Sam C. Longo, Jr.
                                  ---------------------
                                  Its Managing General Partner

            LESSEE         PACER TECHNOLOGY, a California Corporation

                               By: /S/James Munn
                                   -------------------
                                   Its President/C.E.O.

                                  EXHIBIT 21


                    SUBSIDIARIES OF PACER TECHNOLOGY
                    ================================

            1.  Pacer Tech Ltd.
                A United Kingdom Corporation - 100% owned

                                  EXHIBIT 23

                     Consent of Independent Auditors
                     ===============================


The Board of Directors and Stockholders
Pacer Technology:

We consent to incorporation by reference in the registration statement (No.33-48090) on form S-8 of Pacer Technology of our report dated September 3, 1999, relating to the consolidated balance sheets of Pacer Technology and subsidia-ries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999 which report appears in the June 30, 1999 annual report on Form 10-K of Pacer Technology.



                                                 /s/ KPMG LLP
                                                 ------------
Orange County, California
September 24, 1999