Form 10-Q
period 1999-09-30
PACER TECHNOLOGY
filed 1999-11-12
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 x    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      September 30, 1999.

                                      OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 For the Transition period from to


      Commission file number 0-8864


                     PACER TECHNOLOGY
 (Exact name of registrant as specified in its charter)


           California                         77-0080305
(State or other jurisdiction
of incorporation or organization)    (IRS Employer Identification No.)


9420 Santa Anita Avenue
Rancho Cucamonga, California                    91730-6117
(Address of principal executive offices)         (Zip Code)


                            909-987-0550
                   (Registrant's telephone number)


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

There were 16,838,975 shares of common stock, no par value outstanding as of September 30, 1999.

                   PART I - FINANCIAL INFORMATION
                   Item 1.  Financial Statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                (In Thousands Except Share Amounts)


                             ASSETS
                                                     September 30,   June 30,
                                                         1999          1999
CURRENT ASSETS:
 Cash                                                $       465  $       534
 Trade receivables, less allowance for doubtful
  accounts of $603 and $904 respectively
  (note 2)                                                12,945        8,810
 Other receivables                                           104          132
 Notes receivable - Current (note 2)                         147          220
 Inventories (note 3)                                     13,799       13,706
 Prepaid expenses                                            723          618
 Deferred income taxes                                       996          996
                                                          ------       ------
    Total current assets                                  29,179       25,016


EQUIPMENT & LEASEHOLD IMPROVEMENTS:
 Cost                                                      6,950        6,873
 Accumulated depreciation & amortization                  (5,095)      (4,950)
                                                          ------       ------
  Total Equipment & Leasehold Improvements                 1,855        1,923
 Notes Receivable-Long term                                   53           53
 Deferred income taxes                                       192          192
 Cost in excess of net assets of businesses
   acquired, net                                           3,337        3,407
 Other Assets                                                 26           27
                                                          ------       ------
   Total Assets                                       $   34,642   $   30,618
                                                          ======       ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current Portion of long-term debt (note 4)           $      917   $      917
 Accounts payable                                          4,407        3,619
 Accrued payroll and related expenses                        488          469
 Other accrued expenses                                    2,378        1,186
                                                          ------       ------
   Total Current Liabilities                               8,190        6,191

 Long-term debt, excluding current
   installments (note 4)                                  12,671       11,786
                                                          ------       ------
   Total Liabilities                                      20,861       17,977

STOCKHOLDERS' EQUITY:
 Common stock, no par value.  Authorized 50,000,000
    shares; issued and outstanding 16,838,975 shares
    at September 30, 1999 and 16,789,975 shares at
    June 30, 1999.                                         8,837        8,802
 Retained Earnings                                         4,943        3,899
 Notes receivable from directors                             (10)         (47)
 Accumulated other comprehensive income                       11          (13)
                                                          ------       ------
   Total stockholders' equity                             13,781       12,641
                                                          ------       ------
   Total Liabilities & Stockholders' Equity           $   34,642  $    30,618
                                                          ======       ======

See accompanying notes to consolidated financial statements.

                               PACER TECHNOLOGY & SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                      (In Thousands Except Share and Per Share Amounts)



                                               Three-Months Ended
                                                  September 30

                                                1999           1998
                                           ----------     ----------
    Net Sales                             $    14,252   $     13,658
    Cost Of Sales                               9,170          8,739
                                           ----------     ----------
      Gross Profit                              5,082          4,919

    Selling, General and
      Administrative Expenses                   2,837          2,810
    Depreciation and Amortization                 215            234
                                           ----------     ----------
      Operating Income                          2,030          1,875

    OTHER (INCOME) EXPENSE:

      Interest expense, net                       233            253
      Other (income) expense, net                 (19)           (43)
                                           ----------     ----------
    Income before income taxes                  1,816          1,665

    Income tax expense                            772            708
                                           ----------     ----------
    NET INCOME                           $      1,044    $       957
                                           ==========     ==========

    Weighted Average Shares - Basic        16,806,308     15,864,975

    Basic Earnings Per Share             $       0.06    $      0.06
                                           ==========     ==========
    Adjusted Weighted
      Average Shares - Diluted             16,935,434     17,624,745

    Diluted Earnings Per Share           $       0.06   $       0.05
                                           ==========     ==========


    See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In Thousands)

                                                     Three-Months Ended
                                                        September 30,

                                                      1999         1998
                                                    --------     --------
NET INCOME                                       $     1,044  $       957
Adjustments to reconcile net earnings to
net cash provided by operating activities:
    Depreciation                                         145          163
    Amortization of other assets                          70           71
    (Decrease) increase in provision for doubtful
      accounts                                          (301)          38
    Increase in trade accounts
      receivable                                      (3,834)      (5,073)
    Decrease in other receivables                         28           22
    Decrease in notes receivables                         73           26
    (Increase) decrease in inventories                   (93)         127
    Increase in prepaid expenses
      and other assets                                  (104)        (277)
    Increase in accounts payable                         788        2,009
    Increase in accrued payroll
       and related expenses                               19            5
    Increase in accrued expenses and other
      liabilities                                      1,216        1,237
                                                    --------     --------
NET CASH USED BY OPERATING ACTIVITIES                   (949)        (695)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                 (77)        (407)
                                                    --------     --------
NET CASH USED IN INVESTING ACTIVITIES                    (77)        (407)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                        (3,747)      (2,422)
    Payments on term loan                               (229)         (83)
    Borrowings on long-term debt                       4,861        3,889
    Issuance of Common Stock                              35          -
    Repayment of Notes Receivables
       from Director                                      37          -
                                                    --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                957        1,384
                                                    --------     --------
Net (decrease) increase in cash                          (69)         282

Cash at beginning of year                                534          277
                                                    --------     --------
CASH AT END OF THREE-MONTH PERIOD                $       465  $       559
                                                    ========     ========
Supplemental Disclosures of cash flow information:

Cash paid during the quarter for interest        $       227  $       179
                                                    ========     ========
Cash paid during the quarter for income tax      $       -    $       195
                                                    ========     ========

See accompanying notes to consolidated financial statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
                        September 30, 1999

1.    CONSOLIDATED FINANCIAL STATEMENTS:

      The consolidated financial statements for the three-months ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at September 30, 1999 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the period ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.


2.    NOTES RECEIVABLE:

      Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its bank.

3.    INVENTORIES:

      Inventories consisted of the following (in thousands):

                                 September 30, 1999    June 30, 1999
                                 ------------------    -------------
      Raw materials                 $    7,801          $    7,456
      Work-in-process                      535                 571
      Finished goods                     5,463               5,679
                                      --------            --------
           Total inventories        $   13,799          $   13,706
                                      ========            ========

4.    LONG-TERM DEBT:
      On January 19, 1999, the Company entered into a new promissory note agreement with a bank whereby Pacer can borrow up to $18.0 million, for working capital requirements. The interest rate on this note is at the bank's Prime Rate (7.75% at September 30, 1999) less 0.5%. On June 4, 1999, the Company entered into a three-month fixed LIBOR base rate of 5.0975% plus 1.625 initial spread for $7 million of this facility. This note requires monthly interest payments only and has a maturity date of January 2, 2001. Prepayments of principal balance are permitted without penalty. This new credit facility was utilized to retire in February 1999, the Company's line of credit balance of $10.6 million and term loan of $.8 million with its previous primary bank.

      In addition, the Company entered into other agreements with the bank as follows:

      (1) Commercial Letter of credit, Standby Letter of credit, and Banker's Acceptances subfeatures, each not to exceed $5.0 million from January 19, 1999 to January 2, 2001. As of September 30, 1999, there were no outstanding letters of credit.

      (2) Term loan of $2.75 million effective January 19, 1999, with a maturity date of January 2, 2002. Principal shall be payable on the 2nd day of each month in installments of $76,389, commencing
            March 2, 1999. This term loan bears interest at the Prime Rate (7.75% at September 30, 1999) less 0.5%. On June 8, 1999, the
            Company entered into a three-month fixed LIBOR base rate on this facility of 5.09625% plus 1.625 initial spread. As of September 30, 1999 there was a balance of $2.2 million.

      (3) Term commitment note of $750,000 effective January 19, 1999 with a maturity date of January 2, 2000. This term commitment bears interest at the Prime Rate (7.75% at September 30, 1999) less 0.5%. At September 30, 1999 there was no borrowing against this note.

      The agreements require maintenance of certain financial ratios and contain other restrictive covenants. Pacer was in compliance with all debt covenants on September 30, 1999.


5.    COMMITMENTS AND CONTINGENCIES:
      Pacer has entered into sales agreements with many of its customers which contain pricing terms, including the amounts of promotional allowances and co-op advertising, renewability clauses, and provisions which convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

      A lawsuit was filed on September 27, 1999 in the Superior Court of California by James T. Munn and Roberto J. Cavazos, Jr., former officers of the company. The lawsuit alleges that Pacer Technology and its Board of Directors breached their fiduciary duties to shareholders and that the Board of Directors sought special treatment in a proposed sale of the Company in June 1998 and cites their failure to publicly disclose the offer to shareholders. The plaintiffs are seeking unspecified damages. The company secured outside legal council and in the opinion of management believes that it is unlikely the plaintiffs will prevail and that such litigation will be resolved without material effect on Pacer's financial position or results of operations.

6.    COMPREHENSIVE INCOME:
      On July 1, 1998, the Company adopted Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the quarter ended September 30, 1999 was $1.1 million compared to $1.0 million for the same quarter in the prior fiscal year. The difference is the result of an increase in net income of $87,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
---------------------                                Three Months Ended
                                                 September 30,   September 30,
                                                      1999            1998
                                                 -------------   -------------
Sales                                                100.0%          100.0%

Gross Profit                                          35.7%           36.0%

Operating Expenses:
  Selling, General and Administrative Expenses        19.9%           20.6%
  Depreciation and Amortization                        1.5%            1.7%

Operating Profit                                      14.3%           13.7%
  Interest Expense, net                                1.6%            1.9%
  Other (Income) loss - (net)                          (.1%)           (.3%)

Income before income taxes                            12.8%           12.1%

Net sales for the quarter ended September 30, 1999 increased by 4.4% to $14.3 million from $13.7 million for the same quarter last year. Domestic sales accounted for approximately 90.6% of total sales for the first quarter of fiscal year 2000. This performance was primarily attributable to revenues from higher Cosmetic and Super Glue product sales. Approximately $3.6 million of sales during the quarter were related to seasonal revenues from Halloween and Christmas products. This business is expected to decrease during the balance of fiscal year 2000. International sales increased to $1.3 million, representing 9.1% of total sales for the quarter, versus $1.2 million, or 8.8% of total sales for the comparable period last year. The increase in demand was driven by weakness in the U.S. dollar and a general recovery in the world economy.

Cost of sales for the quarter ended September 30, 1999 increased $431,000, or 4.9% to $9.2 million from $8.7 million during the comparable quarter last year. This rise was attributed primarily to increased volume compounded by a shift in product mix from seasonal sales to more consistent nonseasonal sales.

Selling, general and administrative expenses for the first quarter ended September 30, 1999 were $2.8 million or 19.9% of sales. Selling, general and administrative expenses for the comparable quarter ended September 30, 1998 were $2.8 million or 20.6% of sales. The decrease in selling, general and administrative expenses as a percent of sales for the period was due to a reduction in other discretionary expenditures.

Depreciation and amortization was $215,000 or 1.5% of sales for the quarter ended September 30, 1999 compared to $234,000 or 1.7% of sales for the comparable quarter last year.

Depreciation and amortization includes goodwill of $70,000 for the first quarter of fiscal 2000 and $71,000 for the first quarter of fiscal 1999 related to the acquisition of Super Glue Corporation which is being amortized over 14 years ($33,000); California Chemical Specialties, Inc. which is being amortized over 20 years ($28,000); and Novest (Pro Seal) which is being amortized over 14 years
($9,000).   Management believes that all of the above product lines will continue to generate profits that will significantly exceed the goodwill amortization.

Interest expense for the three month period ended September 30, 1999 was $233,000 compared to $253,000 for the same period in the prior fiscal year. This change was due primarily to increased bank borrowings utilized to finance workingcapital requirements offset by a decrease in financing costs resulting from the change in debt structure implemented in the third quarter of fiscal 1999.

Net income before taxes for the quarter ended September 30, 1999 increased $151,000, or 9.1% to $1.8 million from $1.7 million during the comparable quarter last year. This increase was primarily the result of a reduction of Selling, General and Administrative expenses as a percent of sales.

The company's effective tax rate was 42.5% for the first quarter ended September 30,1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
The Company historically has funded its daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities. The Company's short-term bank credit agreement is between Pacer Technology and a bank and consists of revolving credit of $18.0 million of which $6.6 million was available at September 30, 1999, and a standby letter of credit, commercial letter of credit and bankers acceptance feature each not to exceed $5.0 million, all of which were available as of September 30, 1999. The bank credit agreement expires on January 2, 2001.

Working capital amounted to $21.0 million at September 30, 1999 and $16.7 million at September 30, 1998, and the Company's current ratios were 3.56:1 and 2.53:1, respectively.

Net cash consumed by all activities during the first three months of fiscal year 2000 was $69,000 compared to cash provided of $282,000 during the comparable period in fiscal year 1999.

Cash used by operations during the first three months of fiscal year 2000 was $949,000 compared to cash used of $695,000 in the prior year. This decrease in cash flow was due to a volume generated increase in trade receivables and inventories partially offset by a smaller increase in accounts payable and accrued expenses. Cash flow from operations was also positively impacted by an increase in net income and a smaller increase in prepaid expenses compared to the same period last year.

Cash used in investing activities was $77,000 in the first quarter of fiscal year 2000 compared to $407,000 in the prior year. Capital expenditures were lower in the current period compared to the same period in the prior year, as expenditures in the prior period were primarily due to the integration of the Cook Bates acquisition.

Cash provided by the company's financing activities was $957,000 during the first three months of fiscal year 2000 versus $1.4 million during the same period in fiscal year 1999. Cash flow from financing activities was lower during the first quarter of fiscal year 2000 compared to the first quarter of 1999. During the first quarter of 1999, bank debt was used to finance integration and transition related expenses for the Cook Bates acquisition.

Pacer anticipates continued utilization of its new credit facility to supplement cash requirements for working capital and capital equipment purchases during the coming year. Management is of the opinion that such sources of cash will be sufficient to support the needs of the operation for the ensuing fiscal year.

Year 2000 Risks
---------------
The efficient operations of the Company are dependent, in part, upon its computer software programs, systems and processes (collectively, the "Information Systems"). The Company's Information Systems are used in several key areas of the Company, including, but not limited to, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. The Company has updated its Information Systems for Year 2000 compliance requirements. Additionally, the Company has also been in communication with most of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with Year 2000 requirements. Failure of companies (that the Company conducts business with) to comply with the Year 2000 requirements could have an adverse effect on the Company's operations.

Based on the information currently available, the Company believes it has met the Year 2000 compliance requirements through a combination of Information Systems modifications and through the acquisition of new equipment and technology that are Year 2000 compliant. Costs required to replace or modify Information Systems, were not material. The Company believes that they have successfully addressed compliance with the year 2000 requirements, however no assurances can be given that the Company's Information Systems and its vendors, financial institutions and others will be successful in achieving Year 2000 compliance.


Worst Case Scenario and Contingency Plan
----------------------------------------
We believe we have taken and continue to take all prudent steps to identify and remediate our year 2000 exposure and that we have an effective program in place to address any Year 2000 problems in a timely manner. Our expectations regarding our Year 2000 efforts, however, are subject to various uncertainties that could cause actual results to differ from those discussed here. Those uncertainties include our success in identifying systems that are not Year 2000 compliant and the success of vendors, suppliers, customers and other third parties we interact with in addressing any Year 2000 problems they might have. We believe that our most reasonable worst case scenario is that there could be some interruptions in deliveries from our third party vendors and possibly in our interactions with customers, to the extent that they have their own
Year 2000 problems.

We have not developed a specific contingency plan to deal with the Year 2000 problem because, in the ordinary course of business, we maintain a general contingency plan for emergencies. In this regard, each of our departments is responsible for ensuring that they have back-up capabilities to eliminate or minimize the negative effects of emergencies. In addition, we maintain inventories capable of supporting sales activities for approximately 90 days with an additional 30 days of inventory in-transit to our facility at any given time.

We will consider developing more specific contingency plans as we complete assessment of our non-information systems and our third party exposure over the next few months.


Impact of Recently issued Accounting Pronouncements
---------------------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

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

                           Part II Other Information

Item 1. Legal Proceedings

A lawsuit was filed on September 27, 1999 in the Superior Court of California by James T. Munn and Roberto J. Cavazos, Jr., former officers of the company. The lawsuit alleges that Pacer Technology and its Board of Directors breached their fiduciary duties to shareholders and that the Board of Directors sought special treatment in a proposed sale of the Company in June 1998 and cites their failure to publicly disclose the offer to shareholders. The plaintiffs are seeking unspecified damages. The company secured outside legal counsel and in the opinion of management believes that it is unlikely the plaintiffs will prevail and that such litigation will be resolved without material effect on Pacer's financial position or results of operation.



Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Exhibits

    Exhibits are as follows:

    Exhibit No.                Description
    -----------     ---------------------------------
        27          Financial Data Schedule

    Copies of exhibits listed herein can be obtained by writing and requesting such exhibits from: Pacer Technology, CFO 9420 Santa Anita Ave, Rancho Cucamonga, CA 91730.


(b)  Reports on Form 8-K

     On October 18, 1999, the registrant filed form 8-K. The purpose of the filing was to disclose under Item 4 a change in the Company's certifying accountant from KPMG LLP to Ernst & Young LLP.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PACER TECHNOLOGY





      November 12, 1999   /s/Tom Nightingale III
                          ---------------------------------
                          W.T Nightingale, III
                          President/Chief Executive Officer






      November 12, 1999   /s/Laurence Huff
                          ---------------------------------
                          Laurence Huff
                          Chief Financial Officer