Form 10-Q
period 1999-12-31
PACER TECHNOLOGY
filed 2000-02-14
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                        FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED December 31, 1999.
           -----------------
                                   OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934 For the Transition period from _______ to ______ .


                    Commission file number 0-8864


                          PACER TECHNOLOGY
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)



          California                              77-0080305
     -------------------                       -----------------
 (State or other jurisdiction
   of incorporation)                    IRS Employer Identification No.)


    9420 Santa Anita Avenue
  Rancho Cucamonga, California                      91730-6117
---------------------------------------       -----------------------
(Address of principal executive offices)             (Zip Code)

                                  909-987-0550
                               ----------------
                        (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  XXX  NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

There were 16,754,975 shares of Common stock, no par value, outstanding as of December 31, 1999.

Page 1
                PART I - FINANCIAL INFORMATION
                  Item 1.  Financial Statements.

                 PACER TECHNOLOGY & SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
             (In Thousands Except Share Amounts)
ASSETS
                                                     December 31,   June 30,
                                                        1999          1999
                                                     (Unaudited)   (Audited)
CURRENT ASSETS:                                      -----------  ----------
Cash                                                 $      297   $      534
Trade receivables, less allowance for doubtful
 accounts of $420 and  $904, respectively (note 2)       11,278        8,810
Other receivables                                           364          132
Notes receivable - Current (note 2)                         172          220
Inventories (note 3)                                     13,724       13,706
Prepaid expenses                                            770          618
Deferred income taxes                                       996          996
                                                       --------     --------
      Total current assets                               27,601       25,016

EQUIPMENT & LEASEHOLD IMPROVEMENTS:
Cost                                                      6,987        6,873
Accumulated depreciation & amortization                  (5,236)      (4,950)
                                                       --------     --------
    Total Equipment & Leasehold Improvements              1,751        1,923

Notes Receivable Long-term                                   87           53
Deferred income taxes                                       270          192
Cost in excess of net assets acquired, net                3,266        3,407
Other Assets                                                 26           27
                                                       --------     --------
    Total Assets                                      $  33,001    $  30,618
                                                       ========     ========
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current Portion of long-term debt (note 4)            $    917     $    917
Accounts payable                                         3,925        3,619
Accrued payroll and related expenses                       384          469
Other accrued expenses                                   1,776        1,186
                                                       -------      -------
     Total Current Liabilities                           7,002        6,191

Long-term debt, excluding current installments
(note 4)                                                12,305      11,786
                                                       -------     -------
    Total Liabilities                                   19,307      17,977

STOCKHOLDERS' EQUITY:
Common stock, no par value.  Authorized 50,000,000
shares issued and outstanding 16,754,975 shares
at December 31, 1999 and 16,789,975 shares in
June 30, 1999.                                          8,738       8,802
Retained Earnings                                       4,948       3,899
Notes receivable from directors                           -           (47)
Accumulated other comprehensive income                      8         (13)
                                                     --------    --------
    Total stockholders' equity                         13,694      12,641
                                                     --------    --------
    Total Liabilities and Stockholders' Equity      $  33,001   $  30,618
                                                     ========    ========
See accompanying notes to condensed consolidated financial statements.

Page 2
                  PACER TECHNOLOGY & SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands Except Per Share Amounts)
                             (Unaudited)


                                  Three-Months Ended      Six-Months Ended
                                     December 31,              December 31,
                                   1999        1998         1999        1998
                                --------   ---------     ---------   ---------
Net Sales                    $   10,385    $  11,840     $  24,637   $  25,498
Cost of Sales                     7,125        7,705        16,295      16,444
                                --------   ---------     ---------   ---------
Gross Profit                      3,260        4,135         8,342       9,054

Selling, General  and
Administrative Expenses           3,063        3,193         6,116      6,237
                                --------   ---------     ---------   --------
Operating Income                    197          942         2,226      2,817

Other (Income) Expense:
Interest expense, net               262          266           495        520
Other income, net                   (58)         (72)          (78)      (115)
                                --------   ---------     ---------   --------
Income (loss) before income taxes    (7)         748         1,809      2,412

Income tax expense (benefit)        (12)         327           760      1,034
                                --------   ---------     ---------   --------
Net Income                     $      5     $    421     $   1,049  $   1,378
                                ========   =========     =========   ========

Weighted Average Shares-Basic    16,811       15,914        16,809     15,890


Basic Earnings Per Share       $      -      $  0.03     $    0.06  $    0.09
                                ========   =========     =========   ========

Adjusted Weighted Average
Shares - Diluted                 17,176       17,867        17,030     17,849


Diluted Earnings Per Share     $      -     $   0.02     $    0.06   $   0.08
                                ========   =========     =========   ========

See accompanying notes to condensed consolidated financial statements.

                             PACER TECHNOLOGY & SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                     (In Thousands)

                                                 Six-Months Ended
                                                    December 31,
                                                  1999         1998
                                                -------      -------
NET INCOME                                    $   1,049     $  1,378
Adjustments to reconcile net earnings to
net cash used in operating activities:
    Depreciation                                    294          316
    Amortization of other assets                    141          141
    (Gain) Loss on sale of property and equipment    (8)           -
    Increase (decrease) provision for doubtful
    accounts                                       (484)          75
    Increase in trade accounts receivable        (1,984)      (5,309)
    Increase in other receivables                  (211)         (28)
    Decrease in notes receivables                    14           59
    Increase in inventories                         (18)        (541)
    Increase in prepaid expenses and other assets  (151)        (149)
    Increase in deferred income taxes               (78)           -
    Increase in accounts payable                    306          599
    Increase (decrease) in accrued payroll
    and related expenses                            (85)         173
    Increase in accrued expenses and other
    liabilities                                     590          130
                                                --------     -------
NET CASH USED IN OPERATING ACTIVITIES              (625)      (3,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and equipment     26            -
    Capital expenditures                           (140)        (647)
                                                --------      -------
NET CASH USED IN INVESTING ACTIVITIES              (114)        (647)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit                   (8,041)      (5,420)
    Payments on term loan                          (458)        (167)
    Borrowings on long-term debt                  9,018        9,740
    Issuance (repurchase) of Common Stock           (64)          35
    Repayment of Notes Receivables from Directors    47           -
                                                --------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES           502        4,188

Net increase (decrease) in cash                    (237)         385
Cash at beginning of  period                        534          277
                                                -------      -------
CASH AT END OF SIX-MONTH PERIOD             $      297    $      662
                                                =======      =======

See accompanying notes to condensed consolidated financial statements.

                  PACER TECHNOLOGY & SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


1.  CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements for the three-month and the six-month periods ended December 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at December 31, 1999 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the periods ended December 31, 1999 and December 31, 1998 are not necessarily indicative of the operating results for the full year.


2.  NOTES RECEIVABLE:

Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.


3.  INVENTORIES:

Inventories consisted of the following    (in thousands):

                                 December 31, 1999   June 30, 1999
                                 -----------------   -------------
               Raw materials        $     7,602      $     7,456
               Work-in-process              456              571
               Finished goods             5,666            5,679
                                    -----------      -----------
               Total inventories    $    13,724       $   13,706
                                    ===========      ===========

4.  LONG-TERM DEBT:

On January 19, 1999, the Company entered into a new promissory note agreement with a bank whereby Pacer can borrow up to $18.0 million, for working capital requirements. The interest rate on this note is at the bank's Prime Rate (8.50% at December 31, 1999) less 0.5%. On December 1, 1999 and December 7, 1999, the Company entered into a three-month and six-month fixed LIBOR base rate of 6.125% plus 1.625 initial spread for $3 million and $5 million respectively of this facility. This note requires monthly interest payments only and has a maturity date of January 2, 2001. Prepayments of the principal balance are permitted without penalty. This new credit facility was utilized to retire in February 1999, the Company's line of credit balance of $10.6 million and term loan of $.8 million with its previous bank. On December 17, 1999 the agreement was amended to provide for the repurchase of Pacer stock in the open market not to exceed $100,000 in the aggregate for all such purchases made in any fiscal quarter.

In addition, the Company entered into other agreements with the bank as follows:

(1) Commercial Letter of credit, Standby Letter of credit, and Banker's Acceptance subfeatures, each not to exceed $5.0 million from January 19, 1999 to January 2, 2001. As of December 31, 1999, total outstanding letters of credit totaled $86,000.

(2) Term loan of $2.75 million effective January 19, 1999, with a maturity date of January 2, 2002. Principal shall be payable on the 2nd day of each month in installments of $76,000, commencing March 2, 1999.
      This term loan bears interest at the Prime Rate (8.50% at December 31, 1999) less 0.5%. On June 8, 1999, the Company entered into a three-month fixed LIBOR base rate on this facility of 5.09625% plus 1.625 initial spread. As of December 31, 1999 there was a balance of $2.0 million.

(3) Term commitment note of $750,000 effective January 19, 1999 with a maturity date of January 2, 2000. This term commitment bears interest at the Prime Rate (8.50% at December 31, 1999) less 0.5%. At December 31, 1999 there was no borrowing against this note. On January 14, 2000, the commitment note was extended for an additional one year term maturing on January 2, 2001.

The agreements require maintenance of certain financial ratios and contain other restrictive covenants.

Pacer Technology was in compliance with all debt covenants on December 31, 1999.



5.  COMMITMENTS AND CONTINGENCIES:

Pacer has entered into sales agreements with many of its customers which contain pricing terms, including the amounts of promotional allowances and co-op advertising, renewability clauses, and provisions which convey trademark rights. Each of these agreements is unique and may included one or more of these features as part of its terms.

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


6.  COMPREHENSIVE INCOME:

On July 1, 1998, the Company adopted Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 130 (SFAS No. 130),
"Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustments. Total comprehensive income for the quarter ended December 31, 1999 was $2,000 compared to $404,000 for the same quarter in the prior fiscal year. The difference is the result of a decrease in net income of $416,000 and an increase in foreign currency translation adjustments of $14,000. Total comprehensive income for the six-month period ended December 31, 1999 was $1.1 million compared to $1.4 million for the comparable six-month period in the prior fiscal year. The difference was primarily the result of a decrease in net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operation:
                                 Three Months Ended       Six Months Ended
                                  Dec. 31,   Dec. 31,    Dec. 31,  Dec. 31,
                                   1999       1998         1999      1998
                                  ------     ------      -------   -------
Sales                             100.0%     100.0%      100.0%    100.0%

Gross Profit                       31.4%      34.9%       33.9%     35.5%

Operating Expenses:
Selling, General and
Administrative Expense             29.5%      27.0%       24.9%     24.5%

Operating Profit                    1.9%       7.9%        9.0%     11.0%
Interest Expense, net               2.5%       2.2%        2.0%      2.0%
Other (Income) loss - net           (.5%)      (.6%)       (.3%)     (.5%)
Income (loss) before income taxes   (.1%)      6.3%        7.3%      9.5%

RESULTS OF OPERATIONS
-----------------------
Net sales for the quarter ended December 31, 1999 decreased by 12.3% to $10.4 million from $11.8 million for the same quarter in the prior year. This $1.4 million decrease in sales was the result of a major retail customer's decision to offer its own private label holiday gift sets which resulted in a loss of sales of $2.0 million partially offset by other sales increases. Sales for the six-months ended December 31, 1999 were $24.6 million, a 3.4% decrease from the $25.5 million recorded in the first six months of fiscal 1999.

Gross Profit for the second quarter ended December 31, 1999 was $3.3 million, or 31.4% of sales versus $4.1 million, or 34.9% of sales in the same period in the
prior year.   This decrease in gross profit during the second quarter was primarily due to the loss of $2.0 million of the Company's higher margin seasonal gift set sales. Although the Company was able to recover some of the revenue through seasonal and non-seasonal sales to other customers, the revenue and profit margins on these additional sales weren't sufficient to fully offset the reduction in gross profit from the lost gift set sales. Inventory closeout sales at margins below those typically generated also contributed to the decline in margin. For the six-month period ended
December 31, 1999, gross profit was $8.3 million or 33.9% of sales compared to $9.1 million or 35.5% of sales for the same period in the prior year.

Selling, general and administrative expenses for the second quarter ended December 31, 1999 were $3.1 million or 29.5% of sales compared to $3.2 million or 27.0% of sales for the same quarter of the prior year. The increase in selling, general and administrative costs during the second quarter ended December 31, 1999 was primarily due to expenses incurred to defend shareholders and the Company in a proxy contest waged by a group of dissident shareholders. These proxy related costs totaled $275,000 as of December 1999 and were partially offset by cost reductions in administrative related expenses. For the six-month period ended December 31, 1999, selling, general and administrative expenses were $6.1 million, or 24.9% of sales compared to $6.2 million or 24.5% of sales for the same six-month period in the prior year.

Operating income decreased to $197,000 or 1.9% of sales for the second quarter from $942,000 or 7.9% of sales in the same quarter in the prior year. For the six-month period ended December 31, 1999 operating income decreased 21.0% to $2.3 million or 9.0% of sales compared to $2.8 million or 11.0% of sales, for the first six-months of the prior year.

Interest expense, net for the quarter ended December 31, 1999 was $262,000 or 2.5% of sales compared to $266,000 or 2.2% of sales for the same period in the prior year. For the six-month period ended December 31, 1999, interest expense, net was $495,000 or 2.0% of sales versus $520,000 or 2.0% of sales during the same period in the prior year.

Other income for the second quarter of fiscal year 1999 was $58,000 or .5% of sales compared to $72,000 or .6% of sales for the same period in the prior year. For the six-month period ended December 31, 1999, other income was $78,000 or
 .3% of sales versus $115,000 or .5% of sales for the first half of fiscal year 1998. This small decrease was mainly due to a decrease in royalty income during the current fiscal year.

Net income totaled $5,000 compared to $421,000 or $.02 per share in the corresponding quarter last year and totaled $1.1 million, or $.06 per share, compared to $1.4 million or $.08 per share, for the first six-months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Net cash consumed by all activities during the first six months of fiscal year 2000 was $237,000 compared to cash provided of $385,000 during the comparable period in fiscal year 1999.

Cash consumed by operations during the first half of fiscal year 2000 was $625,000 compared to cash consumed of $3.2 million during the comparable period in fiscal year 1999. Cashflow from operations improved during the current year due to an increase in accrued expenses and a smaller increase in accounts receivable and inventories compared to the prior year.

Cash used in investing activities was $114,000 in the first six months of fiscal year 2000 compared to $647,000 during the comparable period in fiscal year 1999. Cashflows from investing activities improved during the current year due to fewer capital expenditures, as most of the acquisition related capital expenditures had been made during the prior year.

Cash provided by the company's financing activities was $502,000 during the first six months of fiscal year 2000 versus $4.2 million during the same period in fiscal year 1999. Net borrowings on the line of credit dropped during the current year as cashflow improved due to a drop in trade receivable balances and capital expenditures compared to the prior year. The increase in the cashflows from financing activities during the first half of fiscal year 1999 was attributed primarily to the Company's long term debt borrowings utilized to finance working capital and capital equipment to support higher volumes generated by the Cook Bates acquisition.

Pacer anticipates continued utilization of its new credit facility to supplement cash requirements for working capital and capital equipment purchases during the coming year. Management is of the opinion that such sources of cash will be sufficient to support the needs of the operation for the ensuing fiscal year.

Year 2000 Risks
---------------
The efficient operations of the Company are dependent, in part, upon its computer software programs and systems and processes (collectively, the "Information Systems"). The Company's Information Systems are used in several key areas of the Company, including, but not limited to, warehousing and distribution, merchandising and purchasing, inventory management, and accounting and financial reporting. The Company has updated its Information Systems for Year 2000 compliance requirements. Additionally, the Company has also been in communication with most of its vendors, financial institutions and others whose computer software, programs and information systems may interface with those of the Company to assess the status of their compliance with Year 2000 requirements. Failure of companies (that the Company conducts business with) to comply with the Year 2000 requirements could have an adverse effect on the Company's operations. As of February 1, 2000, no Year 2000 related problems or anomalies have been detected. However, no assurance can be given that unforeseen problems may occur in the future that may have an adverse effect on the Company's results of operations, liquidity, or financial condition.


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

      On December 9, 1999, the registrant filed form 8-K. The purpose of the filing was to disclose under Item 5 the results of the annual Election of Directors and the resignation of Messrs. Tirman and Merriman from the Board of Directors.

      On December 21, 1999, the registrant filed form 8-K. The purpose of the filing was to disclose under Item 5 the Company's newly approved Stock Repurchase Program whereby the Company can repurchase up to 10% of its outstanding common stock.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PACER TECHNOLOGY



      February  5, 2000     /s/Tom Nightingale III
                            ----------------------
                            Tom Nightingale III
                            President/Chief Executive Officer






      February  5, 2000     /s/Laurence Huff
                            ------------------------
                            Laurence Huff
                            Chief Financial Officer