Form 10-Q
period 2000-03-31
PACER TECHNOLOGY
filed 2000-05-15
CIK 275866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended:              March 31, 2000
                                    -------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition period from __________________ to____________________


                          Commission file number 0-8864
                                                 ------


                                PACER TECHNOLOGY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           CALIFORNIA                                           77-0080305
---------------------------------                         ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


9420 Santa Anita Avenue, Rancho Cucamonga, California           91730-6117
-----------------------------------------------------     ----------------------
       (Address of principal executive offices)                 (Zip Code)


                                 (909) 987-0550
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   XX     NO     .
     ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               16,675,475 shares of Common Stock at March 31, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PACER TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                              March 31,      June 30,
                                                              --------       --------
                                                                2000           1999
                                                              --------       --------
                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                          $    343       $    534
Trade receivables, less allowance for doubtful
   accounts of $238 and $904, respectively                       8,075          8,810
Other receivables                                                  264            132
Notes receivable - Current (note 2)                                158            220
Inventories (note 3)                                            12,779         13,706
Prepaid expenses                                                   463            618
Deferred income taxes                                              996            996
                                                              --------       --------
Total Current Assets                                            23,078         25,016

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

Cost                                                             7,091          6,873
Accumulated depreciation & amortization                         (5,365)        (4,950)
                                                              --------       --------
        Total Equipment & Leasehold Improvements                 1,726          1,923
Notes Receivable Long-term                                          15             53
Deferred income taxes                                              283            192
Cost in excess of net assets acquired, net                       3,196          3,407
Other Assets                                                        25             27
                                                              --------       --------
        Total Assets                                          $ 28,323       $ 30,618
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Current Portion of long-term debt (note 4)                    $    917       $    917
Accounts payable                                                 3,910          3,619
Accrued payroll and related expenses                               461            469
Other accrued expenses                                             565          1,186
                                                              --------       --------
        Total Current Liabilities                                5,853          6,191

Long-term debt, excluding current installments (note 4)         10,482         11,786
                                                              --------       --------
        Total Liabilities                                       16,335         17,977

STOCKHOLDERS' EQUITY:

Common stock, no par value
     Authorized:  50,000,000 shares; issued and
     outstanding: 16,675,475 shares at March 31, 2000
     and 16,789,975 shares at June 30, 1999                      8,653          8,802
Retained Earnings                                                3,341          3,899
Accumulated other comprehensive income                              (6)           (13)
Notes Receivable from Directors                                     --            (47)
                                                              --------       --------
     Total stockholders' equity                                 11,988         12,641
                                                              --------       --------
        Total Liabilities and Shareholders' Equity            $ 28,323       $ 30,618
                                                              ========       ========


See accompanying notes to condensed consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three-Months Ended             Nine-Months Ended
                                                       March 31,                     March 31,
                                                -----------------------       -----------------------
                                                  2000           1999           2000           1999
                                                --------       --------       --------       --------
Net Sales                                       $ 11,119       $  9,994       $ 35,756       $ 35,492
Cost of Sales                                      8,681          6,869         24,976         23,313
                                                --------       --------       --------       --------
Gross Profit                                       2,438          3,125         10,780         12,179
Selling, General and Administrative
  Expenses                                         4,641          3,438         10,757          9,675
Restructuring Charges                                315             --            315             --
                                                --------       --------       --------       --------
Operating Income (Loss)                           (2,518)          (313)          (292)         2,504
Other (Income) Expense:
     Interest expense, net                           235            242            730            762
     Other income, net                                (8)           (18)           (86)          (133)
                                                --------       --------       --------       --------
Income/(Loss) before income taxes                 (2,745)          (537)          (936)         1,875
Income tax expense (benefit)                      (1,138)          (145)          (378)           889
                                                --------       --------       --------       --------
Net Income (Loss)                               $ (1,607)      $   (392)      $   (558)      $    986
                                                ========       ========       ========       ========
Basic Earnings (Loss) Per Share                 $  (0.10)      $  (0.02)      $  (0.03)      $   0.06
                                                ========       ========       ========       ========
Weighted Average Shares - Basic                   16,666         16,116         16,761         15,965
                                                ========       ========       ========       ========
Diluted Earnings (Loss) Per Share               $  (0.10)      $  (0.02)      $  (0.03)      $   0.06
                                                ========       ========       ========       ========
Adjusted Weighted Average Shares - Diluted        16,666         16,116         16,761         17,369
                                                ========       ========       ========       ========

See accompanying notes to condensed consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               Nine-Months Ended
                                                                   March 31,
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------
Net Income (Loss)                                           $   (558)      $    986
Adjustments to reconcile net income(loss) to
  net cash provided by (used in) operating activities:
    Depreciation                                                 415            485
    Amortization of other assets                                 211            212
    (Gain) Loss on sale of property
      and equipment                                              (10)            11
    Increase (decrease) in allowance for
      doubtful accounts                                         (666)           401
    (Increase) decrease in trade accounts receivable           1,401         (1,847)
    (Increase) decrease in other receivables                    (125)            32
    Decrease in notes receivables                                100         (2,160)
    Decrease in prepaid expenses and other assets                157             11
    Increase in deferred income taxes                            (91)            --
    Increase (decrease)in accounts payable                       291           (240)
    Increase (decrease) in accrued payroll
      and related expenses                                        (8)           165
    Increase (decrease) in accrued expenses
      and other liabilities                                     (621)            24
                                                            --------       --------
Net Cash Provided by (Used in) Operating Activities            1,423         (1,849)

Cash Flows from Investing Activities:
    Proceeds from sale of property
      and equipment                                               38             --
    Capital expenditures                                        (246)          (654)
                                                            --------       --------
Net Cash Used in Investing Activities                           (208)          (654)

Cash Flows from Financing Activities:
    Payments on line of credit                               (13,618)       (22,357)
    Payments on term loan                                       (688)        (1,049)
    Borrowings on long-term debt                              13,002         25,911
    Issuance of Common Stock                                      50            334
    Repurchase of Common Stock                                  (199)            --
    Repayment of Notes Receivables
      from Directors                                              47             64
                                                            --------       --------
Net Cash Provided by (Used in) Financing Activities           (1,406)         2,903
Net increase (decrease) in cash                                 (191)           400
Cash at beginning of period                                      534            277
                                                            --------       --------
Cash at End of Nine-Month Period                            $    343       $    677
                                                            ========       ========

See accompanying notes to condensed consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS:

        The consolidated financial statements for the three-month and the nine-month periods ended March 31, 2000 and March 31, 1999 have been prepared by the Company without audit. In the opinion of Management, adjustments necessary to present fairly the consolidated financial position at March 31, 2000 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the periods ended March 31, 2000 and March 31, 1999 are not necessarily indicative of the operating results for the full year.

2. NOTES RECEIVABLE:

        Several customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3. INVENTORIES:

         Inventories consisted of the following:

                                   March 31, 2000     June 30, 1999
                                   --------------     -------------
                                            (In thousands)
         Raw materials                $ 7,265            $ 7,456
         Work-in-process                  350                571
         Finished goods                 5,164              5,679
                                      -------            -------
         Total inventories            $12,779            $13,706
                                      =======            =======

4. LONG-TERM DEBT:

        On January 19, 1999, we obtained a new line of credit from a bank under which we may borrow up to $18.0 million, primarily for working capital requirements. Borrowings under the credit line bear interest at the bank's prime rate (9% at March 31, 2000) less 0.5%, or a rate based on the bank's LIBOR base rate from time to time in effect. At March 31, 2000, $5 million of our borrowings under this credit line bore interest at the Bank's LIBOR Rate of 6.125% plus 1.625 and another $3 million bore interest at a LIBOR rate of 6.25% plus 1.625. We are required to make monthly interest-only payments on this credit line until its maturity date of January 2, 2001. Prepayments of the principal balance are permitted without penalty. In December 1999 the bank agreed to permit us to use a portion of the borrowings under the credit line to repurchase shares of our common stock in the open market in amounts not to exceed an aggregate of $100,000 per fiscal quarter.

        In addition, we have entered into other agreements with the bank as follows:

        (1) Commercial Letter of Credit, Standby Letter of Credit, and Banker's Acceptance sub-features, each not to exceed $5.0 million from January 19, 1999 to January 2, 2001. As of March 31, 2000, outstanding letters of credit totaled $44,000.

        (2) A term loan of $2.75 million effective January 19, 1999, with a maturity date of January 2, 2002. Principal became payable beginning March 2, 1999 in monthly installments of $76,000 each. This term loan bears interest at the Prime Rate (9.00% at March 31, 2000) less 0.5%. On March 8, 2000, the Company entered into a three-month fixed LIBOR base rate on this facility of 6.125% plus 1.625 initial spread. As of March 31, 2000 the outstanding balance was $1.8 million.

        (3) A term loan commitment of $750,000 effective January 19, 1999, with an original maturity date of January 2, 2000. Borrowings under this term loan commitment bear interest at the Prime Rate (9.00% at March 31, 2000) less 0.5%. At March 31, 2000 there were no borrowings under commitment. On January 14, 2000, the term loan commitment was extended for an additional one-year term to January 2, 2001.

        The agreements with the bank require us to maintain certain financial ratios and require us to meet certain restrictive covenants. As of March 31, 2000, we were in compliance with all of these covenants with the exception of an EBITDA covenant, which non-compliance was waived by the bank.

5. COMMITMENTS AND CONTINGENCIES:

        We have entered into sales agreements with many of our customers that contain pricing terms, including the amounts of promotional allowances and co-op advertising, renewability clauses, and provisions that convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

        A lawsuit was filed on September 27, 1999 in the Superior Court of California by James T. Munn and Roberto J. Cavazos, Jr., former officers of the Company. The lawsuit alleged that Pacer and its Board of Directors breached their fiduciary duties to shareholders and that the Board of Directors sought special treatment in a proposed sale of the Company in June 1998 and cites their failure to publicly disclose the offer to shareholders. The Company filed a demurrer to the complaint which led the court to dismiss the suit. On March 15, 2000, the plaintiffs re-filed their suit in the California Superior Court as a shareholder derivative action in which they are seeking unspecified damages. The Company intends to vigorously defend against the suit and management believes that it is unlikely the plaintiffs will prevail and also believes that such litigation will be resolved without material effect on Pacer's financial position, results of operations or cash flows.

6. COMPREHENSIVE INCOME:

        On July 1, 1998, the Company adopted Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income or loss and foreign currency translation adjustments. The total comprehensive loss for the quarter ended March 31, 2000 was $1.6 million compared to a loss of $.4 million for the same quarter in the prior fiscal year. The difference is the result of an increase in net loss. The total comprehensive loss for the nine-month period ended March 31, 2000 was $.6 million compared to comprehensive income of $1.0 million for the comparable nine-month period in the prior fiscal year. The difference was primarily the result of a increase in net loss. The impact of changes in foreign currency valuation was nominal and did not materially affect total comprehensive income or loss.

7. RESTRUCTURING CHARGE:

        In the quarter ended March 31, 2000, we implemented a program designed to restructure and streamline operations in order to lower our cost structure. In connection with that program we recorded a pre-tax restructuring charge of $315,000 for the quarter ended March 31, 2000. The restructuring program currently contemplates the consolidation of our four current facilities, including our Memphis, Tennessee facility, into one new facility to be located in Southern California, in December of 2000. The restructuring charge includes $264,000 that relates to lease termination charges associated with these actions. The other $51,000 relates to employee termination benefits arising from the termination of approximately 6 warehouse employees at our Memphis, Tennessee facility by June 30, 2000. As of March 31, 2000 none of these benefits have been paid. Because the payment of benefits will be deferred over a period of up to five-months, cash payments will occur after jobs have been eliminated. Other costs directly related to the consolidation, such as equipment and product relocation charges, are estimated to be approximately $310,000 and will be expensed as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION

        The following table presents each of the line items from the Company's statements of operations for the three and nine month periods ended March 31, 2000 and 1999 as a percentage of net sales:

                                                      Three Months Ended            Nine Months Ended
                                                           March 31,                     March 31,
                                                     --------------------          --------------------
                                                     2000           1999           2000           1999
                                                     -----          -----          -----          -----
Sales                                                100.0%         100.0%         100.0%         100.0%
Gross Profit                                          21.9%          31.3%          30.1%          34.3%
Selling, General and Administrative Expense           44.6%          34.4%          31.0%          27.3%
Operating Profit/(Loss)                              (22.7%)         (3.1%)         (0.9%)          7.0%
Interest Expense, net                                 (2.1%)         (2.4%)         (2.0%)         (2.1%)
Other (Income) loss - net                              0.1%           0.1%           0.3%           0.4%
Income (loss) before income taxes                    (24.7%)         (5.4%)         (2.6%)          5.3%

        Net Sales. Net sales for the quarter ended March 31, 2000 increased by 11.3% to $11.1 million from $10.0 million for the same quarter in the prior year. This increase was primarily attributable to increased demand for the Company's Super Glue products. This increase largely offset the loss of sales in the second quarter of fiscal 2000 that resulted from a customer's decision to offer its own private label holiday gift sets in place of the gift sets that we had sold to the customer in prior years. As a result, net sales for the nine-months ended March 31, 2000 were approximately equal to our net sales for the same nine months of fiscal 1999.

        Gross Profit. Our gross profit for the quarter ended March 31, 2000 was $2.4 million, or 21.9% of sales versus $3.1 million, or 31.3% of sales in the same period in the prior year. This decrease was primarily due to an inventory write-down of $1.5 million in the quarter ended March 31, 2000. In the absence of the inventory write-down, our gross profit, as a percent of net sales, would have been 35.4%. The gross profit in the prior year was affected by product returns, sales discounts and charge backs associated with the retail account base and expenses associated with the Cook Bates business integration.

        For the nine-months ended March 31, 2000, gross profit was $10.8 million or 30.1% of net sales, compared to $12.2 million or 34.3% of sales for the same period in the prior year. Excluding the inventory write-down, the gross profit for the first nine-months of fiscal 2000 would have been 34.1% as compared to 34.3% for the comparable nine-month period last year. That difference was the result of a change in the mix of products sold to include a greater proportion of lower margin products in the nine months ended March 31, 2000 than in the corresponding period of the prior year.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2000 were $5.0 million or 44.6% of net sales as compared to $3.4 million or 34.4% of sales for the same quarter of the prior year. This increase was primarily due to non-recurring expenses consisting of asset write-downs associated with promotional and advertising expenses in the amount of $1.3 million and a restructuring charge of $0.3 million. Without these non-recurring items, selling, general and administrative expenses would have been largely unchanged in the quarter ended March 31, 2000 from the same quarter of the prior year.

        For the nine-month period ended March 31, 2000, selling, general and administrative expenses were $11.1 million, or 31.0% of sales as compared to $9.7 million or 27.3% of sales for the same nine-month period in the prior year. This increase includes the asset write-downs and the restructuring charge mentioned above that occurred in the third quarter of this year, and approximately $324,000 of expenses incurred to defend a proxy contest waged by a group of dissident shareholders at our annual shareholders meeting held in November 1999. These selling, general and administrative expense increases in the current year were partially offset by cost reductions in bad debt and administrative payroll expense.

        The operating losses and net losses we incurred in the three and nine month periods ended March 31, 2000 were attributable to the declines in gross profit and the increases in general, selling and administrative expenses described above.

LIQUIDITY AND CAPITAL RESOURCES:

        Net cash consumed by all activities during the first nine-months of fiscal year 2000 was $191,000, compared to cash provided of $400,000 during the first nine-months of the prior year.

        Cash provided by operations during the first nine-months of fiscal year 2000 was $1.4 million compared to cash consumed of $1.8 million during the comparable period in fiscal year 1999. Cash flow from operations improved during the current year due to a decrease in trade accounts receivable and inventories, partially offset by decreases in accrued expenses compared to the prior year.

        Cash consumed by investing activities during the first nine-months of fiscal year 2000 was $207,000 as compared to $654,000 during the comparable period in fiscal year 1999. Cash flow from investing activities improved during the current year due to lower capital expenditures in fiscal 2000 as compared to fiscal 1999 when we incurred acquisition related capital expenditures.

        Cash consumed by our financing activities was $1.4 million during the first nine months of fiscal year 2000 as compared to cash provided of $2.9 million during the same period in fiscal year 1999. Net borrowings on the line of credit decreased during the current year as cash flow improved due to a decrease in trade receivable balances and a reduction in capital expenditures compared to the prior year. The increase in the cash flow from financing activities during the first nine-months of fiscal year 1999 was attributed primarily to an increase in the Company's long term debt utilized to finance working capital and capital equipment to support higher volumes generated by the Cook Bates acquisition.

        We anticipate continued utilization of our credit line to meet cash requirements for working capital and capital equipment purchases during the coming year. We believe that borrowings under the credit line, together with internally generated cash flow will be sufficient to support the needs of the operation for at least the ensuing 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        A lawsuit was filed on September 27, 1999 in the Superior Court of California by James T. Munn and Roberto J. Cavazos, Jr., former officers of the company. The lawsuit alleges that Pacer Technology and its Board of Directors breached their fiduciary duties to shareholders and that the Board of Directors sought special treatment in a proposed sale of the Company in June 1998 and also cites a failure to publicly disclose the offer to shareholders. The Company filed a demurrer to the complaint which led to the Court to dismiss the suit. On March 15, 2000, the plaintiffs re-filed their suit in the California Superior Court as a shareholder derivative action in which they are seeking unspecified damages. The Company intends to vigorously defend against the suit and management believes that it is unlikely the plaintiffs will prevail and also believes that such litigation will be resolved without material effect on Pacer's financial position, results of operations or cash flows.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            Exhibit No.                Description
            -----------                -----------
                27               Financial Data Schedule

        (b) Reports on Form 8-K

            On February 11, 2000, the registrant filed a Current Report on Form 8-K to disclose, under Item 5, that the Company's Board of Directors had appointed Mr. Ellis T. Gravette Jr. to its Board of Directors.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PACER TECHNOLOGY


Dated: May 15, 2000                  By: /s/ TOM NIGHTINGALE III
       -------------                     -------------------------------------
                                             Tom Nightingale III
                                             President/Chief Executive Officer


Dated: May 15, 2000                  By: /s/ LAURENCE HUFF
       -------------                     -------------------------------------
                                             Laurence Huff
                                             Chief Financial Officer

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER             DESCRIPTION
               -------            -----------
                 27          Financial Data Schedule