Form 10-Q/A
period 2000-03-31
PACER TECHNOLOGY
filed 2000-05-31
CIK 275866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Quarterly Period Ended:              March 31, 2000
                                      --------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Transition period from _______________________ to___________________


                          Commission file number 0-8864

                                PACER TECHNOLOGY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          CALIFORNIA                                           77-0080305
---------------------------------                        ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification Number)


9420 Santa Anita Avenue, Rancho Cucamonga, California          91730-6117
-----------------------------------------------------    -----------------------
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

YES XX NO   .
    --    --

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

               16,675,475 shares of Common Stock at March 31, 2000

                        PACER TECHNOLOGY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Nine-Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                           2000             1999
                                                                         --------         --------
Net Income (Loss)                                                        $   (558)        $    986
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
    Depreciation                                                              415              485
    Amortization of other assets                                              211              212
    (Gain) Loss on sale of property and equipment                             (10)              11
    Increase (decrease) in allowance for doubtful accounts                   (666)             401
    (Increase) decrease in trade accounts receivable                        1,401           (1,847)
    (Increase) decrease in other receivables                                 (125)              32
    Decrease in notes receivables                                             100               71
    (Increase) decrease in inventories                                        927           (2,160)
    Decrease in prepaid expenses and other assets                             157               11
    Increase in deferred income taxes                                         (91)              --
    Increase (decrease) in accounts payable                                   291             (240)
    Increase (decrease) in accrued payroll and related expenses                (8)             165
    Increase (decrease) in accrued expenses and other liabilities            (621)              24
                                                                         --------         --------
Net Cash Provided by (Used in) Operating Activities                         1,423           (1,849)

Cash Flows from Investing Activities:
    Proceeds from sale of property and equipment                               38               --
    Capital expenditures                                                     (246)            (654)
                                                                         --------         --------
Net Cash Used in Investing Activities                                        (208)            (654)

Cash Flows from Financing Activities:
    Payments on line of credit                                            (13,618)         (22,357)
    Payments on term loan                                                    (688)          (1,049)
    Borrowings on long-term debt                                           13,002           25,911
    Issuance of Common Stock                                                   50              334
    Repurchase of Common Stock                                               (199)              --
    Repayment of Notes Receivables from Directors                              47               64
                                                                         --------         --------
Net Cash Provided by (Used in) Financing Activities                        (1,406)           2,903
Net increase (decrease) in cash                                              (191)             400
Cash at beginning of period                                                   534              277
                                                                         --------         --------
Cash at End of Nine-Month Period                                         $    343         $    677
                                                                         ========         ========

See accompanying notes to condensed consolidated financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PACER TECHNOLOGY



Dated: May 30, 2000                        By: /s/ TOM NIGHTINGALE III
                                               ---------------------------------
                                               Tom Nightingale III
                                               President/Chief Executive Officer


Dated: May 30, 2000                        By: /s/ LAURENCE HUFF
                                               ---------------------------------
                                               Laurence Huff
                                               Chief Financial Officer