Form 10-K405
period 2000-06-30
PACER TECHNOLOGY
filed 2000-09-28
CIK 275866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from _______ to _______

               Commission file number 0-8864

                                PACER TECHNOLOGY
                                ----------------
           (Exact name of the registrant as specified in its charter)

             California                                   77-0080305
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

        9420 Santa Anita Avenue
      Rancho Cucamonga, California                         91730
      ----------------------------                      -----------
(Address of principal executive offices)                 (Zip Code)

       Issuer's telephone number                      (909) 987-0550
       -------------------------                      --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 18, 2000 was $ 15,244,800 (computed by reference to the average closing bid and asked prices of such stock on September 18, 2000, as reported on the NASDAQ SmallCap Market).

The number of shares outstanding of the Registrant's Common Stock, as of September 18, 2000, was 16,515,025.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before October 30, 2000.

                           FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Report") contains forward-looking information which reflects management's current views of the Company's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, those described in Part I below under the caption "Certain Factors that Could Affect Future Performance" and in Part II under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers of this Report are urged to read those sections of this Report and are cautioned that, due to such risks and uncertainties, they should not place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     INTRODUCTION

        Pacer Technology, Inc. is a leading manufacturer and supplier of high performance glues, epoxies and other adhesives for household, office and other consumer applications; and high performance adhesives, sealants and gaskets used in manufacturing, repair and industrial applications. We market our adhesive products for the consumer market under such well known brand names as SUPER GLUE, ProSeal and ZAP and those products are sold to consumers at over 75,000 retail store locations in the United States, including Wal-Mart, K-Mart and Target stores, Home Depot stores, Walgreens and Eckerd drug stores and grocery store chains such as Albertsons, Kroger and Safeway. Our adhesive products and sealants for manufacturing, repair and industrial applications are sold under the brand names SUPER GLUE, ProSeal and Pacer-Tech Industrial, to automotive aftermarket and heavy duty truck and maintenance and repair operations and manufacturers of medical device and electronic subassemblies and components.

        Additionally, as a result of our acquisition of Cook Bates in March 1998, we have become a leading manufacturer and supplier of nail care products and implements, including pumice stones, emery boards, tweezers and nail clippers, for the professional beauty and self-nail care consumer markets. Those products are sold, under Company-owned brand names such as "Gem", "Kurlash" and "Diamon Deb" and, also pursuant to license agreements, under the Oleg Cassini, Brut and Elvira brand names, at more than 25,000 retail establishments in the United States, including Wal-Mart, K-Mart, Walgreens, Eckerd and Rite Aid stores, which also carry our consumer adhesive products. We also manufacture our nail care products for other nail product suppliers who market our products under their own brand names.

        Approximately 11% of our sales are made outside of the United States, primarily in Europe and, to a lesser extent, in Canada and Latin America.

     RECENT DEVELOPMENTS AND OUTLOOK FOR FISCAL 2001

        Recent Developments

        During the three years ended June 30, 1999, we experienced rapid sales growth due primarily to acquisitions of additional businesses, including Cook Bates, and the implementation of new sales programs and initiatives. However, during that same period we experienced a decline in our profitability due largely to inefficiencies and duplicative operations that resulted from those acquisitions. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."


-------------
        ZAP, ProSeal, Gem, Kurlash and Diamon Deb are registered trademarks owned by Pacer. Oleg Cassini, Brut, and Elvira are registered trademarks, respectively, of Oleg Cassini, Inc., Chesebrough-Ponds and Queen"B" Productions, from which Pacer has obtained licenses entitling it to market certain of its products under those brand names. See "Trademarks, Patents and Licenses."

        As a result, in the first quarter of fiscal 2000, the Board of Directors assembled a new management team, which was tasked with the responsibility of identifying and implementing measures designed to improve Pacer's profitability. After a thorough review of Pacer's operations, the new management team developed and the Board of Directors approved a restructuring and cost-cutting program that is designed to better align our costs with anticipated revenues, improve our ability to serve our customers on a more efficient basis and increase the profitability of our operations. The principal elements of this program include a further integration of the Cook Bates operations with those of our adhesive and sealant operations and the consolidation of all domestic operations in a new facility in Southern California, currently scheduled to take place in the first half of fiscal 2001, which management believes will eliminate duplicative operations and expenses and increase operating efficiencies. Other elements of the program include general spending cutbacks, elimination of non-productive and obsolete assets and implementation of new inventory management systems. Implementation of this program began in the quarter ended March 31, 2000, during which we incurred charges in connection with this program of $3,081,000.

        Notwithstanding these charges, we were able to generate a modest profit for the fiscal year ended June 30, 2000, primarily as a result of an increase in sales and improvements in operating efficiencies that were achieved, and certain tax benefits that were realized, during the fourth quarter of fiscal 2000.

        Outlook for Fiscal 2001.

        We currently expect improved operating results during the fiscal year ending June 30, 2001, due primarily to the restructuring and cost-cutting programs and new marketing and sales initiatives that have resulted in increases in our share of the consumer adhesive and nail care product markets. Our fiscal 2001 operating results are subject, however, to certain risks and uncertainties discussed below in the section entitled ""Certain Factors That Could Affect Our Future Performance."

        Possible Delisting of our Shares by NASDAQ

        Beginning in the quarter ended June 30, 2000 the trading prices of our shares declined to less than $1.00 per share. As a result, we have been informed that NASDAQ may delist our shares from trading on the NASDAQ SmallCap Stock Market. A hearing before NASDAQ on this matter is scheduled to be held in the latter part of October 2000, at which time we will have an opportunity to present our views that this decline is temporary and that our share price will increase as a result of the improvements in our operating results that we anticipate will be achieved during the current fiscal year. In addition, at that time we will present other actions being considered by management that we believe will result in an increase in our share price, one of which includes a possible reverse stock split of our outstanding shares.

        If NASDAQ does delist our shares, the marketability of our shares will decline, making it more difficult to achieve improvements in the price performance of our shares and for shareholders to purchase and sell shares when they want or need to do so. See, "Item 5 -- Market for Common Equity and Related Stockholder Matters" in Part II of this Report.

     OUR CONSUMER PRODUCTS

        SuperGlue and Other Adhesive Products and Sealants.

            Household and Office Products. We manufacture a broad range of glue and adhesive products that we market and sell primarily under the SuperGlue brand name, for household and office uses. These products include a variety of adhesive products that we package into easy-to-use tubes, bottles, syringes, glue sticks, glue pens and fasteners, each designed for differing home and office applications. We sell these products to mass merchandisers, such as Wal-Mart, K-Mart and Target, drug store chains, such as Eckerd and Walgreens, grocery store chains, such as Kroger, Albertsons, Safeway and Vons, office products and arts and crafts retailers such as Staples and Michaels. As of June 30, 2000, our household and office adhesive products could be purchased at more than 75,000 retail stores located primarily in the United States, and also in Europe, Canada and Latin America.

            Automotive Aftermarket Products. We manufacture and market a line of high performance sealants, instant gaskets and other adhesive products that are designed to be used in the maintenance and repair of automobiles and heavy trucks, including ProSeal Instant Gasket, ProWeld, Pro-Lock and Pro-Seal Gasket Shellac. These products, which are designed to withstand the high temperatures and heavy wear and tear associated with the operation of motor vehicles, are marketed primarily into traditional automotive aftermarket distribution channels and are available for purchase at automobile parts and supply store chains and numerous other retail locations.

            Hobby Products. We also manufacture and market a line of glue and adhesive products that are used for various project and model assembly requirements. We market these products primarily under our Zap brand name, which is the leading adhesive product line in the hobby market, and also our Super Glue brand name and these products are sold to mass merchandisers, drug and grocery store chains and craft and hobby stores.

            Other Adhesive Consumer Products. We manufacture and sell a number of our glue and adhesive products to suppliers who market these products under their own brand names, either as extensions of their own product lines or in kits that they package with their products.

        Nail Care Products

        We are a leading manufacturer of a wide range of high quality nail care products that we sell in the professional beauty and home nail care consumer markets. These products, which include pumice stones, tweezers, clippers, toiletries, and emery boards, are marketed under our Gem, Kurlash and Diamon Deb brand names and also under the Brut, Oleg Cassini and Elvira brand names pursuant to trademark licenses that we have obtained from the owners of those trademarks. Our nail care products are sold primarily to drug and grocery store chains, mass merchandisers and specialty beauty supply businesses in the United States, Europe and Latin America.

        We also market and sell our nail care products to other cosmetic and beauty product manufacturers and suppliers that market our products under their own brand names to fill out their product lines.

     OUR INDUSTRIAL PRODUCTS

        We manufacture a wide range of high performance adhesives and sealants that we market and that are sold to industrial customers and original equipment manufacturers which use our products in the manufacture of automobile and heavy truck equipment subassemblies and components, and aerospace, medical device and electronic components and for maintenance and repair applications. These products are sold, primarily under our Pacer-Tech brand name, by our own sales personnel and to master distributors for resale to such customers.

     MARKETING

        Consumer Products

        Our adhesive and nail care consumer products are marketed and sold by our own internal sales personnel who focus on mass merchandisers and other national retail accounts, and by independent sales representative organizations that focus primarily on regional and local drug and grocery store chains. We are able to achieve economies in our marketing and sales programs because most of our adhesive and nail care consumer products are sold into the same distribution channels. To facilitate sales of our adhesive products to mass merchandisers and drug and grocery store chains, we have designed a number of attractive and "eye-catching" product displays that facilitate sales of our products while minimizing the shelf space required to stock those products.

        Our automobile aftermarket products are marketed and sold by our own sales personnel and also by independent sales representative organizations to retail automotive, professional repair and installation, agribusiness and heavy duty truck outlets. Our hobby products are sold to dealers and model shops through a network of independent master product distributors.

        Industrial Products

        Our high performance industrial adhesive and sealant products are marketed and sold by our own sales personnel and through independent distributors. To facilitate sales of these products we provide technical service and sales support using factory trained personnel and sales representatives.

        Foreign Sales

        Our foreign sales, which accounted for 11% of total revenues in the fiscal years ended June 30, 2000 and 1999, are marketed and sold primarily in Western Europe and, to a lesser extent, in Canada and Latin America by our own sales personnel, independent sales representative organizations and by wholesale distributors.

     SOURCE AND AVAILABILITY OF RAW MATERIALS

        The materials used in the manufacture of our products are available from numerous sources, both within and outside the United States. However, to better control the quality and to obtain favorable pricing, we follow the practice of purchasing such materials from one or just a few suppliers. Dependence on a single supplier for any materials or supplies, however, presents some risks, including the risk that we may be unable to readily obtain alternative product supply sources in the event a single source supplier encounters quality or other production problems, which could adversely affect our sales. However, we have not experienced any difficulties in meeting our requirements for these materials and supplies from our traditional suppliers and have no reason to expect to encounter such problems in the future. As is typical in our markets, in most instances we acquire our materials and supplies on a purchase order basis and we have no guaranteed price or delivery agreements with our suppliers.

        Approximately 58% of the materials and supplies we use in our business are obtained from foreign suppliers. As a result, our business is subject to the risk of fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. In addition, some of the packaging materials we use for our products are petroleum-based and are subject to increases in the cost of oil. However, these materials do not represent a significant portion of our total costs of goods and materials.

        We operate a quality assurance department that conducts random batch testing of the quality of the raw materials that we use in our adhesive and glue products, which we warrant to have a shelf-life of one year. In the event any defects or problems are discovered during testing, the defective batches are removed from production and are replaced by our suppliers. In the past we have not experienced any material product returns or warranty claims.

     COMPETITION

        Our principal competitors in our adhesive products markets include HENKEL, which markets adhesive products under the Loctite/Manco brand names; Devcon; 3-Bond; and Alteco. Our principal competitors in our nail care products markets include Revlon, W. E. Bassett, Del Labs and 3-Bond. The principal competitive factors affecting our sales are brand name recognition, pricing, breadth of product line and marketing service and support. We believe we compete favorably with respect to each of these factors. However, some of our competitors have greater name recognition or greater financial and marketing resources.

     CERTAIN FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

        Dependence on Certain Major Customers. Even though no single customer accounted for as much as 10% of our total sales volume, our customers include several large national mass merchandisers and national and regional food and drug store chains that purchase substantial volumes of products from us. The loss of business from one or more of these customers could result in unexpected reductions in our sales and could possibly cause us to incur operating losses and reductions in cash flow that could increase our dependence on borrowings to fund operations.

        Technological Change and Competition. The markets for our products are characterized by frequent new product introductions and declining average selling prices over product life cycles and intense competition. Our future performance is highly dependent upon the timely completion and introduction of new products at competitive prices and performance levels. In addition, we must respond to competitors in the various markets in which we operate. If we are not able to make timely introduction of new products or to respond effectively to competition, our business and operating results could be harmed. In addition, a number of our competitors have greater financial and marketing resources than we have.

        Possible Changes in Demand for our Products and Seasonality of Nail Care Product Sales. The consumer adhesives industry has historically been reasonably stable and not characterized by cyclical product demand. By contrast, sales of nail care products can be affected by changes in fashion and new fashion trends and economic downturns. Additionally, nail care product sales are seasonal, with a higher proportion of sales occurring in the second half of the calendar year (the first two quarters of our fiscal year).

        Risks of Foreign Operations. Approximately 11% of our total sales in fiscal 2000 and fiscal 1999 were made outside the United States, primarily in Europe, Canada and Latin America. Additionally, approximately 58% of our raw material purchases are made from suppliers based outside the United States. As a result, our operating results could decline as a result of foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries where our products are sold and where we obtain some of our raw materials. We do not attempt to hedge the risks of foreign currency fluctuations by means of exchange agreements or other financial instruments.

        Uncertainties Relating to Restructuring Program and New Marketing Initiatives. During fiscal 2000, we began implementing a restructuring and cost-cutting program and introduced new marketing and promotional programs designed to achieve greater efficiencies and improve sales. Although we believe that these programs will result in improvements in our operating results, there are a number of factors that could prevent us from achieving improved results, including adverse changes in prevailing economic conditions, increases in competition from other adhesive and nail care product manufacturers and suppliers and changes in fashion and tastes that could lead to reductions in the use of our nail care products.

     RESEARCH AND DEVELOPMENT

        We conduct on-going product development and research programs, the primary objectives of which are to enhance the quality and durability of and to develop new adhesive products. Product development and research expenditures were approximately $467,000, $472,000, and $441,000 in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

     GOVERNMENT AND ENVIRONMENTAL REGULATION

        Our business is subject to numerous federal, state and local laws and regulations that relate to product labeling, manufacturing safety and recordkeeping, consumer product safety, and air quality and environmental safety. In addition, our adhesive products are subject to recall in the event it is determined that they are defective or pose any safety risks. As a result, we take particular care in the packaging and labeling of our products and we have not encountered any material product recalls or incurred any material liabilities arising out of the quality of our products. Additionally, we believe that our manufacturing methods comply with all applicable safety and environmental laws and regulations and we have not incurred any material liabilities or had to make any material capital expenditures under such laws and regulations.

     TRADEMARKS, PATENTS AND LICENSES

        We have more than 25 registered trademarks, the most important of which are Pacer, Pacer Technology, Zap, ProSeal, ProWeld, Pro-Lock and Pro-Seal Gasket, Pacer-Tech, Gem, Kurlash and Diamon Deb, which are used in the marketing of our products. We also hold 17 patents which relate primarily to the packaging of our products. These patents have terms expiring on various dates between 2001 and 2013. However, the expiration or loss of any of these patents is not expected to have a material impact on Pacer's business.

        We also market some of our nail care products under the Oleg Cassini, Brut and Elvira brand names, under license agreements with the owners of those trademarks. Those agreements are for three year terms; require the payment of royalties on sales of products using those trademarks and require Pacer to meet certain minimum sales and product quality requirements. Pacer is in compliance with each of those agreements and in the past those agreements have been renewed by the trademark owners.

     EMPLOYEES

        At September 3, 2000, we employed 148 people on a regular full-time basis. None of our employees are employed under any collective bargaining agreements, we have not experienced any work stoppages and we believe that we have good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

        Our executive office, principal manufacturing facility and research and development facilities are housed in a 47,700 square foot site in Rancho Cucamonga, California. This facility is leased under an operating lease expiring on May 31, 2009. We also lease a 10,384 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires on October 31, 2004. We also occupy a 62,134 square foot distribution facility in Rancho Cucamonga under a lease that expires on May 31, 2009.

        Our subsidiary, Pacer Tech Ltd., maintains a sales and distribution office at a leased facility in Essex, England. This lease expires in July of 2001.

        We also lease a 41,040 square foot facility in Memphis, Tennessee, that we had used to warehouse and distribute products to customers located in the Midwest and East. As part of our restructuring and cost cutting program we moved those functions to our Rancho Cucamonga, California facility and vacated the Memphis facility in June 2000. The lease for the Memphis facility expires May 31, 2003 and we are attempting to sublet this facility.

        We believe our present facilities are in good operating condition and are adequate for our present and anticipated future needs. However, we our considering the possibility of relocating to a single facility in Southern California.

ITEM 3. LEGAL PROCEEDINGS

        A lawsuit was filed on September 27, 1999, in the Superior Court of California by James T. Munn and Roberto J. Cavazos, Jr., who are former officers of Pacer. The lawsuit alleged that Pacer and its Board of Directors breached their fiduciary duties to shareholders and that the Board of Directors sought special treatment in a proposed sale of Pacer in June 1998 and cited their failure to publicly disclose the offer to shareholders. We filed a demurrer to the complaint that led the court to dismiss the suit. On March 15, 2000, the plaintiffs re-filed their suit in the California Superior Court as a shareholder derivative action in which they have made the same allegations and in which are seeking unspecified damages against certain incumbent and former directors of the Company, but not against the Company. We have been informed by those directors that the allegations are without merit and that they intend to vigorously defend against the suit and believe that it is unlikely that the plaintiffs will prevail.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS OF REGISTRANT

        Name of Officer                         Age           Office
        ---------------                         ---           ------
        W.T. Nightingale, III                   46            President & Chief Executive Officer
        Roger R. Vanderlaan                     51            Chief Operations Officer
        Laurence R. Huff                        40            Chief Financial Officer
        James F. Gallagher                      57            Vice President

        MR. NIGHTINGALE has served in his present position since June 1999. For more than the prior twenty years, Mr. Nightingale has held various officer level and management positions with the Company, including Vice President of Marketing and Vice President of Manufacturing. He has earned an MBA and a Bachelors degree in Economics.

        MR. VANDERLAAN was appointed Chief Operations Officer of the Company in June 1999. From March 1999 to June 1999 he was Director of Operations of the Company. For more than the previous five years, he served as Operations Manager for the Sherwin-Williams Company, Anaheim, California, where his responsibilities included managing its manufacturing, and distribution and sales operations and its research and development programs. During his career, Mr. Vanderlaan also has served as the past President and as a director of the Consumer Products Trade Association.

        MR. HUFF was appointed Chief Financial Officer of the Company in September 1999. For more than the previous five years, he served as Assistant Corporate Controller of Stater Bros. Markets, Colton, California, a major grocery store chain, where he was responsible for budgeting and tax accounting and the development and implementation of computerized financial and accounting systems. Prior to joining Stater Bros., Mr. Huff served as a financial and budgeting analyst and cost accountant for a number of the manufacturing divisions of Rockwell International. Mr. Huff holds an MBA and a Bachelors degree with an emphasis in accounting.

        MR. GALLAGHER was appointed Vice President of the Company in June 1998. Prior to that, he served both as Vice President of Sales and Marketing of the Company's Cook Bates Division (March 1998 to June 1998) and for more than the prior five years as the Vice President of Sales and Marketing of the Company's Super Glue and PRO SEAL Divisions. Prior to joining the Company in 1993, he held various management positions with Illinois Tool Works, including Division General Manager.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market for Our Shares

        Our common stock is traded in the over-the-counter market and is listed on the NASDAQ SmallCap Market under the symbol "PTCH". High and low bid quotations for each of the quarters in the fiscal years ended June 30, 2000 and 1999 are listed below:


          FOR THE YEAR ENDED
               JUNE 30,                        HIGH         LOW
               --------                        ----         ---
                2000:
                -----
          First Quarter.............          $1.063      $0.875
          Second Quarter............           1.250       0.969
          Third Quarter.............           1.875       0.906
          Fourth Quarter............           1.031       0.766

                 1999:
                 -----
          First Quarter.............          $1.383      $1.268
          Second Quarter............           1.750       1.156
          Third Quarter.............           1.469       0.969
          Fourth Quarter............           1.156       0.938

        During the quarter ended June 30, 2000, the bid price of our shares declined below $1.00 per share for a period of 30 consecutive trading days. As a result, we were notified by NASDAQ that our shares would be delisted from trading on the NASDAQ SmallCap Market unless the bid price increases to at least $1.00 per share for 10 consecutive trading days or the Company can demonstrate to NASDAQ that the price will so increase as a result of actions being undertaken by the Company. The Company believes that anticipated improvements in operating results in the current fiscal year will result in the required improvement in the trading price of its shares. In addition, the Company is considering and, if necessary, is prepared to take other actions that will lead to an increase in its share price, including, possibly, a reverse stock split of its outstanding shares. A hearing on this matter has been scheduled before the NASDAQ for October 26, 2000. There is no assurance, however, that NASDAQ will not proceed with a delisting of the Company's shares from the NASDAQ SmallCap Market. If our shares are delisted, it will make it more difficult for shareholders to sell their shares in the open market and for the Company to attract new investors and to achieve improvements in the price performance of our shares.

        Number of Record Shareholders

        The approximate number of record holders of our shares as of September 18, 2000 was 1,960.

        Dividends and Share Repurchases

        Pacer has a policy of retaining earnings to support the growth of its business and, therefore, we do not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends is restricted by our loan agreements.

        In fiscal 2000, we adopted an open market and private stock repurchase program. We made purchases of $305,000 of shares under that program, that were funded with a combination of internally generated funds and borrowings from our bank lender. We intend to make additional share purchases during the current fiscal year ending June 30, 2001, when opportunities arise to do so at favorable prices. However, under the approval received from our bank lender, such purchases may not exceed $100,000 per quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The consolidated selected operating data set forth below for the fiscal years ended June 30, 2000, 1999 and 1998, and the selected balance sheet data at June 30, 2000 and 1999, are derived from the Company's audited financial statements included elsewhere in this Report. The selected financial data for the fiscal years ended June 30, 1997 and 1996 and at June 30, 1998, 1997 and 1996 are derived from audited financial statements which are not included in this Report. The consolidated selected operating data for the fiscal year ended, and the balance sheet data at, June 30, 1998 include the operations of Cook Bates from March 4, 1998, when those operations were acquired by Pacer. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                     (All amounts in thousands except per share amounts)
                                                                     YEAR ENDED JUNE 30,
                                              -----------------------------------------------------------------
    SELECTED OPERATING DATA:                    2000           1999          1998          1997          1996
    ------------------------                  --------       --------      --------      --------      --------
       Net sales                              $ 47,685       $ 46,048      $ 31,939      $ 25,678      $ 22,278
       Gross profit                             15,156         15,257        11,346         9,158         7,507
       Selling, general & administrative        14,429         12,217         8,374         6,596         5,663
       Operating income                            727          3,040         2,972         2,562         1,844
       Other (income) expense, net                 863            803           309            76           367
       Income (loss) before income taxes          (136)         2,237         2,663         2,486         1,477
       Income tax expense (benefit)               (439)           951         1,122         1,269           552

       Net income                             $    303       $  1,286      $  1,541      $  1,217      $    925

       Earnings per share(1):

         Basic                                $   0.02       $   0.08      $   0.10      $   0.08      $   0.06

         Diluted                              $   0.02       $   0.08      $   0.09      $   0.07      $   0.06

                                                                       AS OF JUNE 30,
                                              -----------------------------------------------------------------
    BALANCE SHEET DATA:                         2000           1999          1998          1997          1996
    -------------------                       --------       --------      --------      --------      --------
       Total assets                           $ 29,618       $ 30,618      $ 27,799      $ 14,026      $ 13,281
       Working capital                           8,267         18,825        14,504         5,778         4,515
       Borrowings(2)                            12,252         12,703         9,869         1,267         2,406
       Shareholders' equity                     12,699         12,641        10,632         8,762         7,331

        (1) See Note 11 to the Consolidated Financial Statements included elsewhere in this Report.

        (2) Includes current portion of long-term debt. For additional information regarding borrowings, see Note 5 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

        During the three years ended June 30, 1999, we experienced rapid sales growth due primarily to acquisitions of additional businesses, including the acquisition in March 1998 of Cook Bates, which added a line of nail care products to our existing lines of adhesive and sealant products. However, during that same period we experienced a decline in our profitability due largely to inefficiencies and duplicative operations that resulted from those acquisitions.

        As a result, in the first quarter of fiscal 2000, the Board of Directors assembled a new management team, which was tasked with the responsibility of identifying and implementing measures designed to improve Pacer's profitability. After a thorough review of Pacer's operations, the new management team developed and the Board of Directors approved a restructuring and cost-cutting program that is designed to better align our costs with anticipated revenues, improve our ability to serve our customers on a more efficient basis and increase the profitability of our operations. The principal elements of this program include a further integration of the Cook Bates operations with those of our adhesive and sealant operations and the consolidation of all domestic operations in a new facility in Southern California, currently scheduled to take place in the first half of fiscal 2001, which management believes will eliminate duplicative operations and expenses and increase operating efficiencies. Other elements of the program include general spending cutbacks, elimination of non-productive and obsolete assets and implementation of new inventory management systems. Implementation of this program began in the quarter ended March 31, 2000, during which we incurred charges in connection with this program of $3,081,000.

        Notwithstanding these charges, we were able to generate a modest profit for the fiscal year ended June 30, 2000, primarily as a result of an increase in sales and improvements in operating efficiencies that were achieved, and certain tax benefits that were realized, during the fourth quarter of fiscal 2000.

        Although, at least during the current fiscal year, management's focus will be on improving the efficiencies and profitability of existing operations, we also will continue to seek out opportunities to acquire additional businesses that would provide strategic benefits for our business. However, at this time, we are not engaged in any acquisition discussions.

     RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of the Company's net sales:

                                        2000          1999         1998
                                       ------        ------       ------
Net sales                               100.0%        100.0%       100.0%
Cost of sales                            68.2%         66.9%        64.5%
Gross profit                             31.8%         33.1%        35.5%
Selling, general & administrative        30.3%         26.5%        26.2%
Other (income) expense, net               1.8%          1.7%         1.0%
Income before taxes                      (0.3)%         4.9%         8.3%
Net income                                0.6%          2.8%         4.8%


        Comparison of 2000 to 1999

        Net Sales. Net sales improved $1.6 million to $47.7 million or 3.6% over the prior year. Domestic sales increased 3.9% to $42.4 million, and were 89% of total net sales for fiscal year 2000. The domestic revenue growth was primarily attributable to increases in unit sales of our Super Glue, nail care and Pro Seal products that were attributable to new marketing programs that resulted in an increase in the number of store locations at which those products are sold. International sales remained relatively unchanged in fiscal 2000 as compared to the prior fiscal year, totaling $5.3 million, or 11% of total net sales for fiscal year 2000, as compared to $5.2 million and 11% of total net sales in fiscal 1999.

        Gross Profit. Our gross margin (gross profits stated as a percentage of net sales) declined to 31.8% in fiscal 2000 from 33.1% in fiscal 1999, due primarily to a $1.5 million inventory write-down in the quarter ended March 31, 2000 in connection with the Company's restructuring and cost reduction program. Excluding the inventory write-down, our gross margin would have increased to approximately 35% in fiscal 2000 as a result of operating efficiencies achieved primarily in the fourth quarter of fiscal 2000.

        We currently anticipate further improvements in our gross margin during the fiscal year ending June 30, 2001 as a result of our restructuring and cost cutting program that was commenced in the third quarter of fiscal 2000.

        Selling, General & Administrative Expenses. Selling, general and administrative expenses increased both in absolute dollars and as a percentage of net sales in fiscal 2000 as compared to fiscal 1999. This increase was due to asset write-downs associated with promotional and advertising expenses in the amount of $1.3 million, a restructuring charge of $315,000, and expenses of $350,000 incurred to defend a proxy contest waged by a group of dissident shareholders at the Annual Meeting held in November 2000. Also contributing to the increase were higher marketing expenditures to support the increase in sales volume.

        We include the goodwill amortization charges arising from prior acquisitions of businesses in general and administrative expenses. During fiscal 2000, such amortization charges totaled approximately $287,000 as compared to $282,000 in fiscal 1999.

        Other (Income) Expense, Net. Other expense consists primarily of interest charges on outstanding bank borrowings, which were approximately the same in fiscal 2000 as in fiscal 1999.

        Income Tax Expense (Benefit). The income tax benefit of $439,000 in fiscal 2000 was primarily attributable to a reduction in the provision required for state and local sales and use taxes.

        Comparison of 1999 to 1998

        Net Sales. Net sales improved $14.1 million to $46.0 million or 44.2% over the prior year. Domestic sales increased 54% to $40.8 million, and represented 88.6% of total revenues for fiscal year 1999. The domestic revenue growth was primarily attributable to sales from Super Glue, Proseal and Cook Bates product lines. International sales of $5.2 million represented 11% of total revenues for fiscal year 1999 compared to $5.4 million or 17% of the total revenues for the prior year. The decrease in international sales as a percentage of total revenue was primarily due to the inclusion of a full year of the operations of the Cook Bates Division, the products of which are distributed primarily in the United States, and due to difficult economic conditions existing in various regions around the world.

        Gross Profits. Our gross profit margin declined somewhat in fiscal 1999 to 33.1% from 35.5% in fiscal 1998. That decline was primarily attributable to increased volume and higher manufacturing costs associated with the acquisition of Cook Bates. Increased sales volume related to the Super Glue product line also contributed to the increase.

        Selling, General & Administrative Expense. Selling, general and administrative expenses were $12.2 million, or 26.5% of sales in fiscal 1999. This represents an increase of $3.8 million, or 45.9% over the prior year. This increase was related to (i) higher sales and marketing expenses as we offered higher levels of cooperative advertising and promotional programs in order to support the Cook Bates product lines, (ii) an increase in staffing in the administrative departments, and (iii) higher spending for professional and legal fees and facilities to accommodate the increased volume and operations of the Cook Bates Division. Goodwill amortization charges included in general and administrative expenses totaled $282,000 in fiscal 1999 as compared to $281,000 in 1998.

        Other (Income) Expense, Net. Other expenses for the year were $802,000, or 1.7% of sales. This represents an increase of $493,000, or 159.1% over the prior year. This increase was primarily attributable to bank borrowings utilized to finance the acquisition of Cook Bates, as well as leasehold improvements, capital expenditures and other costs to accommodate the increase in volume of production during fiscal 1999.

     LIQUIDITY AND CAPITAL RESOURCES

        Net cash consumed by all activities in fiscal 2000 was $83,000 versus cash provided of $257,000 in the prior year.

        Cash provided by operating activities during fiscal year 2000 was $1.3 million compared to cash used of $2.5 million in fiscal year 1999. Net income decreased 76% in fiscal year 2000 from fiscal year 1999 due to expenses consisting of asset write-downs associated with promotional and advertising expenses of $1.3 million, an inventory write-down of $1.5 million, and a restructuring charge of $300,000 incurred during the current year. Cash flow from operations improved during fiscal 2000 due to decreases in trade accounts receivable and in inventories, which was partially offset by decreases in accounts payable and accrued expenses.

        Cash consumed by investing activities was $308,000 compared to $806,000 in the prior year. Cash flow from investing activities improved during fiscal 2000 as compared to fiscal 1999 because capital expenditures in 1999 included additional expenditures related to our acquisition of Cook Bates.

        Cash consumed by financing activities in fiscal 2000 was $1.1 million compared to cash provided of $3.6 million in the prior year. Net borrowings under our bank line of credit decreased during fiscal 2000, as cash flow improved due primarily to decreases in trade receivables and inventories, and a reduction in capital expenditures compared to fiscal 1999.

        We fund our working capital requirements primarily with a combination of internally generated funds and borrowings under an $18 million revolving line of credit from a bank. Borrowings under the credit line bear interest at the bank's prime rate (9.5% at June 30, 2000), less 0.5%, or at the bank's LIBOR base rate, plus 1.675%. We are required to make monthly interest-only payments on the credit line until its maturity date of January 2, 2001. Prepayments of the principal balance are permitted without penalty. Borrowings under the credit line are secured by substantially all of our assets. At June 30, 2000, outstanding borrowings under the revolving credit line totaled $10,312,000 and were classified as current debt because of the January 2001 maturity date of this credit line. At June 30, 1999, the outstanding borrowings under this credit line totaled $10,259,000.

        In December 1999 the bank agreed to permit us to use a portion of the borrowings under the credit line to repurchase shares of our common stock in the open market in amounts not to exceed an aggregate of $100,000 per fiscal quarter. During the fiscal year ended June 30, 2000, we used such borrowings to fund a total of $305,000 of stock repurchases.

        We will be seeking an extension of, or a new credit line to replace, our existing line of credit, which will be maturing in January 2001. We believe that we will be able to obtain such an extension or replacement credit line and that available credit under the credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. However, the terms of that extension or replacement credit line may be less favorable than the terms of our existing credit line. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

     SEASONALITY AND QUARTERLY FINANCIAL DATA

        We sell a greater volume of our nail care products in the third calendar quarter of the year (our first fiscal quarter), as merchants tend to begin stocking such products during the fall in anticipation of increases in Holiday sales beginning in October.

        The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2000 and 1999. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

                                                                  QUARTER ENDED
                                         ---------------------------------------------------------------
                                         SEPT. 30, 1999    DEC. 31, 1999   MAR. 31, 2000   JUNE 30, 2000
                                         --------------    -------------   -------------   -------------
          Revenues                              $14,252          $10,385         $11,119         $11,929
          Gross profit                            5,082            3,260           2,347           4,467
          Net income (loss)                       1,044                5         (1,606)             860
          Net income (loss) per share
              Basic                                $.06              $--          $(.10)            $.05
              Diluted                              $.06              $--          $(.10)            $.05

                                         SEPT. 30, 1998    DEC. 31, 1998   MAR. 31, 1999   JUNE 30, 1999
                                         --------------    -------------   -------------   -------------
          Revenues                              $13,658          $11,840          $9,994         $10,556
          Gross profit                            4,919            4,136           3,125           3,077
          Net income (loss)                         957              421           (392)             300
          Net income (loss) per share
              Basic                                $.06             $.03          $(.02)            $.02
              Diluted                              $.05             $.02          $(.02)            $.02


     IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard is not expected to have a material impact on our consolidated financial position, results of operations or liquidity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Pacer's exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, the Company is exposed to market risk from foreign currency fluctuations associated with our purchases of raw materials and sales of products outside of the United States. We do not use financial instruments for trading or other speculative purposes and we are not party to any derivative financial instruments.

        In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving bank credit facility and term note approximate the carrying value of such obligations.

                            -------------------------

                           FORWARD LOOKING STATEMENTS

        This Report contains forward-looking information which reflects management's current views of Pacer's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to the risks and uncertainties summarized below, which are more fully described in Part I of this Report under the caption "Item I -- Description of Business -- Certain Factors That Could Affect Our Future Performance" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

        Dependence on Major Customers. We depend on a relatively small number of national mass merchandisers and national and regional drug and grocery store chains for a substantial percentage of our net sales. The loss of business from one or more of these customers could result in unexpected reductions in sales and in our profitability and cash flow that could increase our dependence on borrowings to fund operations.

        Technological Change and Competition. The introduction of new products and increased competition from other suppliers of adhesive and nail care products could adversely affect our sales and profitability.

        Possible Changes in Demand for our Nail Care Product. Changes in fashion trends and economic downturns could adversely affect our sales of nail care products.

        Risks of Foreign Operations. Due to our dependence on foreign suppliers for a material portion of our raw materials and the fact that foreign sales account for more than 10% of our sales, our operating results are subject to the risk of foreign currency fluctuations that could result in increased costs and reduced profitability.

        Restructuring Program and New Marketing Initiatives. We recently commenced a restructuring and cost-cutting program and introduced new marketing and promotional programs designed to achieve greater efficiencies and improve sales. Adverse changes in prevailing economic conditions, increases in competition from other adhesive and nail care product manufacturers and suppliers and changes in fashion and tastes, over which we have little control, could prevent us from achieving the goals of these new programs.

        Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions based solely on historical financial performance.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included herein:

                                                                        Page No.
                                                                        --------
         Report of Independent Auditors.................................   15

         Independent Auditors' Report...................................   16

         Consolidated Balance Sheets - June 30, 2000 and 1999...........   17

         Consolidated Statements of Income - Fiscal Years Ended
         June 30, 2000, 1999 and 1998...................................   18

         Consolidated Statements of Shareholders' Equity - Fiscal Years
         Ended June 30, 2000, 1999 and 1998.............................   19

         Consolidated Statements of Cash Flows - Fiscal Years Ended
         June 30, 2000, 1999 and 1998...................................   20

         Notes to Consolidated Financial Statements.....................   21

                         Report of Independent Auditors


To the Shareholders and Board of Directors
Pacer Technology:

We have audited the accompanying consolidated balance sheet of Pacer Technology and subsidiaries as of June 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as of June 30, 2000 and for the year then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacer Technology at June 30, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of June 30, 2000 and for the year then ended, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP


  /s/ ERNST & YOUNG LLP

Riverside, California
August 18, 2000

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Pacer Technology


We have audited the accompanying consolidated balance sheet of Pacer Technology and subsidiaries as of June 30, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacer Technology and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999 in conformity with generally accepted accounting principles.


KPMG LLP


  /s/ KPMG LLP


Orange County, California
September 3, 1999

                        PACER TECHNOLOGY AND SUBSIDIARIES

                           Consolidated Balance Sheets
                       (In thousands, except share amounts)

                                                                            JUNE 30,
                                                                     -----------------------
ASSETS                                                                 2000           1999
                                                                     --------       --------
Current assets:
     Cash                                                            $    451       $    534
     Trade receivables, less allowance for doubtful accounts of
       $304 in 2000 and $904 in 1999                                    8,947          8,810
     Other receivables                                                    973            132
     Notes receivable - current                                           116            220
     Inventories                                                       11,991         13,706
     Prepaid expenses                                                     451            618
     Deferred income taxes                                              1,379            996
                                                                     --------       --------
           Total current assets                                        24,308         25,016

Equipment and leasehold improvements, net                               1,724          1,923
Notes receivable - long term                                               --             53
Deferred income taxes                                                      16            192
Costs in excess of net assets of businesses acquired, net               3,546          3,407
Other assets                                                               24             27
                                                                     --------       --------
                                                                     $ 29,618       $ 30,618
                                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Revolving bank line of credit                                   $ 10,312       $     --
     Accounts payable                                                   3,276          3,619
     Accrued payroll and related expenses                                 359            468
     Other accrued expenses                                             1,032          1,187
     Current installments of long-term debt                             1,062            917
                                                                     --------       --------
           Total current liabilities                                   16,041
                                                                                       6,191

Long-term debt, excluding current installments                            878         11,786
                                                                     --------       --------
     Total liabilities                                                 16,919         17,977

Commitments and contingencies

Shareholders' equity :
   Common stock, no par value.  Authorized: 50,000,000 shares;
     issued and outstanding: 16,620,975 shares in 2000
     and 16,789,975 shares in 1999                                      8,576          8,802
   Retained earnings                                                    4,202          3,899
   Notes receivable from directors                                         --            (47)
   Accumulated other comprehensive loss                                   (79)           (13)
                                                                     --------       --------
         Total shareholders' equity                                    12,699         12,641
                                                                     --------       --------
                                                                     $ 29,618       $ 30,618
                                                                     ========       ========

          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                       Consolidated Statements of Income

                    Years ended June 30, 2000, 1999 and 1998
                    (In thousands, except per share amounts)


                                                  2000           1999           1998
                                                --------       --------       --------
Net sales                                       $ 47,685       $ 46,048       $ 31,939
Cost of sales                                     32,529         30,791         20,593
                                                --------       --------       --------
         Gross profit                             15,156         15,257         11,346
Selling, general & administrative expenses        14,429         12,217          8,374
                                                --------       --------       --------
         Operating income                            727          3,040          2,972

Other (income) expense:
     Interest income                                 (34)           (37)           (42)
     Interest expense                              1,005          1,024            563
     Other, net                                     (108)          (184)          (212)
                                                --------       --------       --------
                                                     863            803            309
                                                --------       --------       --------
         Income (loss) before income taxes          (136)         2,237          2,663

Income tax expense (benefit)                        (439)           951          1,122
                                                --------       --------       --------

         Net income                             $    303       $  1,286       $  1,541
                                                ========       ========       ========


Weighted Average Shares - basic                   16,726         16,171         15,852
                                                ========       ========       ========
         Basic Earnings Per Share               $    .02       $    .08       $    .10
                                                ========       ========       ========

Weighted Average Shares - diluted                 16,871         16,923         17,554
                                                ========       ========       ========
         Diluted Earnings Per share             $    .02       $    .08       $    .09
                                                ========       ========       ========

          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                    Years ended June 30, 2000, 1999 and 1998
                      (In thousands, except share amounts)

                         Number of Issued                      Retained                      Accumulated Other     Total
                         and Outstanding      Common          Earnings    Notes Receivable    Comprehensive-   Shareholders'
                              Shares          Stock           (Deficit)    from Directors      Income (Loss)      Equity
                         ----------------   -----------      -----------  ----------------  -----------------  ------------
Balances at
June 30, 1997               15,849,975      $     8,261      $     1,072     $      (571)        $      --      $     8,762

Net income                          --               --            1,541              --                --            1,541
Foreign currency
  translation
  adjustment                        --               --               --              --                13               13
                                                                                                                -----------
Comprehensive Income                --               --               --              --                --            1,554
Shares issued
  upon exercise
  of options                     7,500                4               --              --                --                4
Shares issued
  to employees                   7,500                6               --              --                --                6
Promissory note
  from Directors                    --               --               --             306                --              306
                           -----------      -----------      -----------     -----------       -----------      -----------
Balances at
June 30, 1998               15,864,975            8,271            2,613            (265)               13           10,632

Net income                          --               --            1,286              --                --            1,286
Foreign currency
  translation
  adjustment                        --               --               --              --               (26)             (26)
                                                                                                                -----------
Comprehensive Income                --               --               --              --                --            1,260
Shares issued
  upon exercise
  of options                   910,500              515               --              --                --              515
Shares issued to
  employees                     14,500               16               --              --                --               16
Promissory note
  from Directors                    --               --               --             218                --              218
                           -----------      -----------      -----------     -----------       -----------      -----------
Balances at
June 30, 1999               16,789,975            8,802            3,899             (47)              (13)          12,641

Net income                          --               --              303              --                --              303
Foreign currency
  translation
  adjustment                        --               --               --              --               (66)             (66)
                                                                                                                -----------
Comprehensive Income                --               --               --              --                --              237
Shares issued
  upon exercise
  of options                    89,000               64               --              --                --               64
Shares issued to
  employees                     16,500               15               --              --                --               15
Shares repurchased            (274,500)            (305)              --              --                --             (305)
Promissory note
  from Directors                    --               --               --              47                --               47
                           -----------      -----------      -----------     -----------       -----------      -----------
Balances at
June 30, 2000               16,620,975      $     8,576      $     4,202        $     --       $       (79)     $    12,699
                           ===========      ===========      ===========     ===========       ===========      ===========

          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    Years ended June 30, 2000, 1999 and 1998
                                 (In thousands)

                                                                         2000           1999           1998
                                                                       --------       --------       --------
Net income                                                             $    303       $  1,286       $  1,541
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation                                                           512            664            532
     Amortization of other assets                                           287            282            281
     (Gain) loss on sale of property and equipment                           (5)            13             (1)
     Deferred income taxes                                                 (207)            83           (589)
     Allowance for doubtful accounts                                       (600)           380            141
     Changes in operating assets and liabilities,
      excluding the effects of acquisitions:
      (Increase) decrease in trade accounts receivable                      463           (599)        (4,013)
      (Increase) decrease in other receivables                             (907)            14             66
      Increase) decrease in notes receivable                                157            (85)            60
      (Increase) decrease in inventories                                  1,715         (2,731)        (1,746)
      (Increase) decrease in prepaid expenses and other assets              170            196           (367)
      (Decrease) increase in accounts payable                              (343)          (517)         1,768
      (Decrease) increase in accrued payroll and related expenses          (109)           (26)           108
      (Decrease) increase in other accrued expenses                        (155)        (1,480)           922
                                                                       --------       --------       --------
         Net cash provided by (used in) operating activities              1,281         (2,520)        (1,297)
                                                                       --------       --------       --------

Cash flows from investing activities:

     Payments for acquisitions                                               --             --         (7,368)
     Proceeds from sale of property and equipment                            33             --             --
     Capital expenditures                                                  (341)          (806)          (531)
                                                                       --------       --------       --------
         Net cash used in investing activities                             (308)          (806)        (7,899)

Cash flows from financing activities:

     Principal payments on long-term debt                               (17,466)       (27,289)       (11,593)
     Borrowings on long-term debt                                        17,504         30,983         21,248
     Repayments on line of credit                                            --             --           (792)
     Principal payments on term-loan                                       (915)          (861)            --
     Notes receivable from directors                                         47            218            306
     Issuance (repurchase) of common stock, net                            (226)           532             10
                                                                       --------       --------       --------
     Net cash provided by (used in) financing activities                 (1,056)         3,583          9,179
                                                                       --------       --------       --------

Net increase (decrease) in cash                                             (83)           257            (17)
Cash at beginning of year                                                   534            277            294
                                                                       --------       --------       --------
Cash at end of year                                                    $    451       $    534       $    277
                                                                       ========       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                               $    981       $    913       $    497
                                                                       ========       ========       ========
  Cash paid during the year for income tax                             $    750       $  1,141       $  1,259
                                                                       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    Years ended June 30, 2000, 1999 and 1998

(1) THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS

        Pacer Technology ("Pacer") is a vertically integrated manufacturing formulator and packager of adhesives, sealants and other related products used in hobby, cosmetic, industrial, automotive aftermarket, consumer and private label applications. Pacer produces the plastic containers used to package their adhesives and also produces plastic containers for other customers. Pacer also manufactures and markets manicure implements for the retail consumer markets. These products are sold primarily in the United States and also Internationally through its UK subsidiary, Pacer Tech Limited.

        The significant accounting policies followed by the Company in preparing the accompanying financial statements are as follows:

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Pacer and its subsidiaries, Pacer Tech Limited ("Pacer Tech"), and Recap Limited ("Recap"). Pacer Tech was formed in 1986 to conduct business operations as a distributor of adhesives in the United Kingdom. Recap was formed in 1992 and is currently inactive. All significant inter-company accounts and transactions have been eliminated in consolidation.

        USE OF ESTIMATES

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

        COSTS IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

        Costs in excess of net assets of businesses acquired are amortized on the straight-line method over a 8-year to 20-year life. Pacer assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations. The accumulated amortization on the assets of businesses acquired was $1.5 million and $1.2 million as of June 30, 2000 and 1999, respectively.

        REVENUE RECOGNITION

        The Company generally recognizes net revenues at the time of shipment with provisions for certain sales of the Company that are made subject to agreements with customers that allow for the right of return on merchandise that is unsold.

        ADVERTISING

        Cooperative advertising obligations are accrued and the costs are immediately expensed when incurred. Advertising expense was $1,400,000, $500,000, and $261,000, for 2000, 1999 and 1998, respectively.

        RESTRUCTURING CHARGES

        Restructuring charges for employee severance, and lease termination associated with relocation and closure of facilities amounted to $315,000 in the fiscal year ended June 30, 2000.

        EARNINGS PER SHARE

        Basic earnings per share (E.P.S.) are based on the weighted average number of shares outstanding during the periods reported and exclude any dilutive effects of options.

        INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        FOREIGN CURRENCY TRANSLATION

        Assets and liabilities denominated in a functional currency other than U.S. dollars are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of shareholders' equity. Transaction gains and losses included in net income are immaterial.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2000, the fair value of all financial instruments approximated carrying value.

        RESEARCH AND DEVELOPMENT

        Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $467,000, $471,000 and $441,000 in 2000, 1999 and 1998, respectively.

        PRODUCT WARRANTIES

        Pacer provides warranties for some products for periods generally ranging from 6 to 12 months. Estimated warranty costs are recognized at the time of the sale.

        IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

        Pacer reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        STOCK OPTION PLANS

        Pacer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

        IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard is not expected to have a material impact on our consolidated financial position, results of operations or liquidity.

(2) NOTES RECEIVABLE

        Some customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

(3) INVENTORIES

         Inventories are summarized as follows:

                                                        (In Thousands)
                                                    2000             1999
                                                  --------          -------
      Raw materials                               $  6,620          $ 7,456
      Work-in-process                                  320              571
      Finished goods                                 5,051            5,679
                                                  --------          -------
                                                  $ 11,991          $13,706
                                                  ========          =======

(4) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:

                                        Estimated            (In Thousands)
                                      Useful Lives       2000              1999
                                      ------------     --------          --------
     Shop equipment                        5-10        $  5,195          $  5,051
     Office furniture and equipment         5-7             752               628
     Leasehold improvements                 10            1,053             1,039
     Transportation equipment                3              106               132
     Construction in progress               --               72                23
                                                       --------          --------
                                                          7,178             6,873
     Less accumulated depreciation
     and amortization                                   (5,454)            (4,950)
                                                       --------          ---------
                                                       $  1,724          $  1,923
                                                       ========          ========

(5) LINE OF CREDIT AND LONG-TERM DEBT

        On January 19, 1999, Pacer entered into a new promissory note agreement with a bank whereby Pacer can borrow up to $18 million, for working capital requirements that is secured by all of Pacer's assets, including its accounts receivable, inventory and equipment. The interest rate on this note is at the bank's Prime Rate (9.5% at June 30, 2000) less 0.5%. Pacer has entered into a three-month note with a fixed LIBOR base rate of 6.75% plus a 1.625% initial spread for $5 million of this facility that expires on December 7, 2000. In addition, Pacer entered into an additional three-month note with a fixed LIBOR base rate of 6.875% plus a 1.625% initial spread for $3 million of this facility. At June 30, 2000 and 1999, $10,312,000 and $10,259,000, respectively, was outstanding under this revolving line of credit and $7,688,000 was available for borrowing at June 30, 2000. The amount outstanding at June 30, 1999 is included in long-term debt in the accompanying Consolidated Balance Sheet. The weighted average interest rate for borrowings as of June 30, 2000 was 8.5515%. These notes require monthly interest payments only. Prepayments of the principal balance are permitted without penalty.

        In addition, Pacer entered into other agreements with the bank as follows:

        (1) Commercial Letter of credit, Standby Letter of credit, and Banker's Acceptances sub-features, each not to exceed $5 million from January 19, 1999 to January 2,2001. As of June 30, 2000, total outstanding letters of credit totaled $44,000 and had a maturity date of July 10, 2000.

        (2) Term loan of $2.75 million effective January 19, 1999, with a maturity date of January 2, 2002 and secured by all of Pacer's assets, including its accounts receivable, inventory and equipment. Principal shall be payable on the 2nd day of each month in installments of $76,000. This term loan bears interest at the Prime Rate (9.5% at June 30, 2000) less 0.5%.

        (3) Term commitment note of $750,000 effective January 19, 1999 with a maturity date of January 2, 2001. This term commitment bears interest at the Prime Rate (9.5% at June 30, 2000) less 0.5%. At June 30, 2000 there were no borrowings under this note.

        The agreements require maintenance of certain financial ratios and contain other restrictive covenants. Pacer was in compliance with all debt covenants on June 30, 2000 with the exception of the EBITDA and other indebtedness covenants that were subsequently waived by the bank as of June 30, 2000. The credit facilities expire on January 2, 2001 and have been presented as a current liability in the Company's consolidated balance sheet. The Company anticipates that this promissory note agreement will be renewed prior to maturity.

        Pacer incurred additional long-term debt of $426,000 related to its acquisition of the intellectual property rights for the Pro-Tel Bondini product line. The current portion of this debt is based on certain minimum royalty payments in accordance with the agreement. The payments commenced on June 1, 2000 and will be made over a term of five years.

        Long-term debt, excluding the revolving line of credit at June 30, 1999, consists of the following:

                                                              In Thousands
                                                           2000          1999
                                                         --------       ------
        Term Loan                                        $ 1,529        $2,444
        Pro-Tel Bondini                                      411            --
        Less:  Current installments                       (1,062)         (917)
                                                         -------        ------
        Total Long-Term Debt                             $   878        $1,527
                                                         =======        ======

Future payments of long-term debt are as follows (in thousands):


Year ending June 30,                                      Payments
                                                          --------
         2001                                             $ 1,062
         2002                                                 711
         2003                                                  98
         2004                                                  69
         2005                                                  --
         Thereafter                                            --
                                                          -------
         Total Payments                                   $ 1,940
                                                          =======

(6) OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following:

                                                        (In Thousands)
                                                    2000            1999
                                                   -------         -------
         Sales and Marketing Expenses              $   154         $   497
         Legal and Accounting Expenses                  71              75
         Warranty                                      232             277
         Income and Other Taxes                         48             201
         Relocation and Closure Costs                  271              70
         Other                                         256              67
                                                   -------         -------
           Total Accrued Liabilities               $ 1,032         $ 1,187
                                                   =======         =======

(7) LEASE OBLIGATIONS

        Pacer leases three manufacturing facilities under operating leases expiring in May 2009, October 2004, and May 2009. Pacer also leases two distribution facilities and office equipment under operating lease agreements. Leases for the two distribution facilities expire in July 2001 and May 2003. Future minimum lease payments under non-cancelable operating leases as of June 30, 2000 are as follows (in thousands):

              Year ending June 30,                         Operating Leases
              -------------------                          ----------------
                       2001                                   $    710
                       2002                                        713
                       2003                                        715
                       2004                                        568
                       2005                                        540
                 Thereafter                                      2,206
                                                              --------
                 Minimum future lease payments                $  5,452
                                                              ========

Rent expense was $766,000, $861,000, and $405,000 in 2000, 1999 and 1998,
respectively.

(8) MAJOR CUSTOMERS AND EXPORT SALES

        Pacer has no customer that accounts for more than 10% of its net sales and export sales represent approximately 11% of net sales in 2000, 11% of net sales in 1999 and 17% of net sales in 1998.

(9) INCOME TAXES

        Income tax expense (benefit) from continuing operations (in thousands) for the years ended June 30, 2000, 1999 and 1998 consist of:

                                   2000            1999           1998
                               ---------------------------------------
         Federal:
           Current             $     --         $   682        $ 1,390
           Deferred                (394)             74           (446)
                                -------         -------        -------
                                   (394)            790            978
                                -------         -------        -------
         State:
           Current                   --             152            287
           Deferred                 (81)              9           (143)
                                -------         -------        -------
                                    (81)            161            144
                                -------         -------        -------
         Foreign:
           Current                   36              34             34
           Deferred                  --              --             --
                                -------         -------        -------
                                     36              34             34
                                -------         -------        -------
Total income tax expense        $  (439)        $   951        $ 1,122
                                =======         =======        =======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2000 and 1999 are presented below:


  Current deferred tax assets (liabilities):

                                                   (In Thousands)
                                                2000            1999
                                             -------         -------
  Allowance for doubtful accounts            $   130         $   383
  Inventory                                      358             184
  Prepaid expenses                               (49)            (93)
  Vacation accruals                               91              65
  Warranty accruals                               99             119
  Advertising accruals                           304              34
  Amortization                                   124             139
  Net operating loss                             250              --
  Other                                           72             165
                                             -------         -------
  Net current deferred tax assets            $ 1,379         $   996
                                             =======         =======

Non-current deferred tax assets:
  Depreciation                               $   216         $   192
  Other                                         (200)             --
                                             -------         -------
  Net non-current deferred tax assets        $    16         $   192
                                             =======         =======

        Pacer believes that it is more likely than not that the net deferred tax assets will be realized. This belief is based on recent and anticipated future earnings.

        The total income tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34%) for 2000, 1999 and 1998 as follows (in thousands):

                                                              2000            1999            1998
                                                           -------         -------         -------
Expected income tax provision                              $   (46)        $   761         $   905
Non-deductible expenses                                         49              53              69
State income tax, net of Federal income tax benefit            (23)            107              95
Effect of foreign operations                                   (54)             34              34
Benefit from tax planning                                     (365)             --              --
Other                                                           --              (3)              8
                                                           -------         -------         -------
                                                           $  (439)        $   951         $ 1,122
                                                           =======         =======         =======

(10) SHAREHOLDERS' EQUITY

        COMMON STOCK

        Pacer has a stock incentive plan that awards shares of stock to employees for years of service. Under this plan, 500 shares of Pacer stock are granted to each employee for every five years of service. The shares are restricted for one year after the grant date. Pacer awarded 16,500, 14,500, and 7,500 shares to employees for past service and recorded compensation expense of $15,000, $16,000, and $6,000 in 2000, 1999 and 1998, respectively.

        NONQUALIFIED STOCK OPTION AND INCENTIVE STOCK OPTION PLANS

        During the year ended June 30, 1995, Pacer adopted the 1994 Stock Option Plan to provide key employees and directors an opportunity to purchase common stock of Pacer pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

        Under the 1994 Stock Option Plan, options to purchase up to 2,200,000 shares of Pacer common stock are authorized to be granted. The purchase price shall be no less than fair market value on the grant date. The exercise period shall not exceed ten years from grant date and options vest immediately.

        There were no stock options granted under the nonqualified Stock Option Plan during fiscal years 1999, and 1998. In fiscal year 2000, under this plan, Pacer granted an option to a Director to purchase 100,000 shares of Pacer's common stock at $.985 per share. The market value of the stock was $ .985 per share on the date of grant. The fair value of the stock option granted during fiscal 2000 was $79,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 67.85%, risk-free interest rate of 6.68%, and an expected life of 10 years.

        During the year ended June 30, 1995, Pacer adopted the 1994 Incentive Stock Option Plan that qualifies as "incentive stock options" under Section 422 of the Internal Revenue Service Code.

        Under the 1994 Incentive Stock Option Plan, options to purchase up to an aggregate of 2,000,000 shares of Pacer common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the grant date. In the event such option is granted to an employee who, at the time the option is granted, owns common stock possessing more than 10% of the total combined voting power of all classes of stock of Pacer, the exercise price of the option shall be no less than 110% of the fair market value. The exercise period for the options shall not exceed ten years. The option agreement may provide (a) that the right to exercise the option in whole or in part shall not accrue until a certain date or the occurrence of an event; (b) that the right to exercise the option shall accrue over time in accordance with a vesting schedule; or (c) that such accrual shall be accelerated upon the occurrence of certain specified event(s).

        In fiscal year 1998, under this plan, Pacer granted an option to an employee to purchase 50,000 shares of Pacer's common stock at $1.406 per share. The market value of the stock was $ 1.25 per share on the date of grant. The fair value of the stock option granted during fiscal 1998 was $48,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 64.88%, risk-free interest rate of 5.60%, and an expected life of 10 years.

        In fiscal year 1999, under this plan, Pacer granted two options to employees to purchase a total of 75,000 shares of Pacer's common stock at $1.047 per share. The market value of the stock was $ 1.047 per share on the date of grant. The fair value of the stock options granted during fiscal 1999 was $61,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 66.54%, risk-free interest rate of 5.93%, and an expected life of 10 years.

        In fiscal year 2000, under this plan, Pacer granted options to an employee to purchase a total of 35,000 shares of Pacer's common stock at $.98 per share. The market value of the stock was $ .98 per share on the date of grant. The fair value of the stock options granted during fiscal 2000 was $27,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 67.85%, risk-free interest rate of 5.92%, and an expected life of 10 years.

        Pacer applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had Pacer determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, Pacer's net income would have been reduced to the pro forma amounts indicated below (which are stated in thousands, except for per share amounts):

                                2000          1999          1998
                                -----        ------        ------
Net income as reported          $ 303        $1,286        $1,541
Pro forma net income            $ 263        $1,256        $1,513
E.P.S. as reported-Basic        $0.02        $ 0.08        $ 0.10
Pro forma-Basic E.P.S.          $0.02        $ 0.08        $ 0.10
As reported-Diluted E.P.S.      $0.02        $ 0.08        $ 0.09
Pro forma-Diluted E.P.S.        $0.02        $ 0.08        $ 0.09

        Pacer had 4,800,000 shares of common stock reserved for non-qualified and qualified incentive stock options under Pacer's 1982 Stock Option Plan and the 1982 Incentive Stock Option Plan. These Plans expired in 1992, and no options were granted under these plans thereafter.

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

        A summary of transactions under the stock option plans is as follows:

                          1982 STOCK OPTION PLAN & ISOP

                                                                       Outstanding Options
                                     Options            --------------------------------------------------
                                    Available            Number              Exercise            Aggregate
                                    for Grant           of Shares             Prices               Value
                                 ---------------        ---------         ---------------        ---------
Balances at June 30, 1997                     --          647,000         $  0.19 - $0.55        $ 323,931
Options exercised                             --           (7,500)        $          0.47        $  (3,510)
                                 ---------------        ---------         ---------------        ---------
Balances at June 30, 1998                     --          639,500         $  0.19 - $0.55        $ 320,421
Options exercised                             --         (639,500)        $  0.47 - $0.55        $(320,421)
                                 ---------------        ---------         ---------------        ---------
Balances at June 30, 1999                     --                0         $             0        $       0
                                 ===============        =========         ===============        =========
Balances at June 30, 2000                     --                0         $             0        $       0
                                 ===============        =========         ===============        =========

                            OTHER STOCK OPTION PLAN

                                                                       Outstanding Options
                                     Options            --------------------------------------------------
                                    Available            Number              Exercise            Aggregate
                                    for Grant           of Shares             Prices               Value
                                 ---------------        ---------         ---------------        ---------
Balances at June 30, 1997                    --          1,100,000        $ 1.00 - $1.08        $ 1,113,800
                                 ==============        ===========        ==============        ===========
Balances at June 30, 1998                    --          1,100,000        $ 1.00 - $1.08        $ 1,113,800
Options expired                              --            400,000        $ 1.00 - $1.08        $  (407,800)
                                 --------------        -----------        --------------        -----------
Balances at June 30, 1999                    --            700,000        $ 1.00 - $1.08        $   706,000
                                 ==============        ===========        ==============        ===========
Balances at June 30, 2000                    --            700,000        $ 1.00 - $1.08        $   706,000
                                 ==============        ===========        ==============        ===========

                                1994 SOP & ISOP

                                                                Outstanding Options
                                  Options          -----------------------------------------------
                                 Available          Number           Exercise           Aggregate
                                 for Grant         of Shares          Prices             Value
                                 ---------         ---------       --------------      -----------
Balances at June 30, 1997          300,000         3,700,000       $ 0.72 - $1.00      $ 3,463,500
Options granted                    (50,000)           50,000                $1.41      $    70,313
                                 ---------         ---------       --------------      -----------
Balances at June 30, 1998          250,000         3,750,000       $ 0.72 - $1.41      $ 3,533,813
Options granted                    (75,000)           75,000                $1.05      $    78,525
Options exercised                  271,000          (271,000)      $ 0.72 - $1.00      $  (195,120)
Options expired                  1,000,000        (1,000,000)      $ 0.72 - $1.00      $(1,000,000)
Options cancelled                   25,000           (25,000)      $ 0.72 - $1.00      $   (18,000)
Options authorized                 200,000                --                   --               --
                                 ---------         ---------       --------------      -----------
Balances at June 30, 1999        1,671,000         2,529,000       $ 0.72 - $1.41      $ 2,399,218
Options granted                   (135,000)          135,000       $ 0.98 - $0.99      $   132,750
Options exercised                   89,000           (89,000)               $0.72      $   (64,080)
                                 ---------         ---------       --------------      -----------
Balances at June 30, 2000        1,625,000         2,575,000       $ 0.72 - $1.41      $ 2,467,888
                                 =========         =========       ==============      ===========

        At June 30, 2000 and 1999, the options exercisable were 515,000 and 454,000, respectively, and the remaining average life of those options at June 30, 2000, was 4.82 years.

(11) EARNINGS PER SHARE

        Earnings per share were computed as follows:

                                                    (In Thousands, Except Per Share Amounts)
                                                        2000         1999         1998
                                                       -------      -------      -------
Numerator:
---------

Numerator for basic and diluted
     earnings per share--net income .............      $   303      $ 1,286      $ 1,541
                                                       =======      =======      =======
Denominator:
------------

     Denominator for basic earnings per share
     --weighted average number of common
     shares outstanding during the period .......       16,726       16,171       15,852
     Incremental common shares attributable
     to exercise of outstanding options .........          145          752        1,702
                                                       -------      -------      -------
Denominator for diluted earnings  per share .....       16,871       16,923       17,554
                                                       =======      =======      =======
Basic earnings per share ........................      $   .02      $   .08      $   .10
                                                       =======      =======      =======
Diluted earnings per share ......................      $   .02      $   .08      $   .09
                                                       =======      =======      =======

        Substantially all options were included in the computation of diluted earnings per share for 2000, 1999, and 1998

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

        Plan expense for the years ended June 30, 2000, 1999 and 1998 was $62,000, $74,000 and $45,000, respectively.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2000 and 1999. This information has been prepared by Pacer on a basis consistent with its audited consolidated financial statements for those years. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with Pacer's audited consolidated financial statements and notes thereto. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

                                                                     QUARTER ENDED
                                              -----------------------------------------------------------
                                              SEPT. 30, 1999  DEC. 31, 1999  MAR. 31, 2000  JUNE 30, 2000
                                              --------------  -------------  -------------  -------------
             Revenues                            $14,252         $10,385        $11,119         $11,929
             Gross profit                          5,082           3,260          2,347           4,467
             Net income (loss)                     1,044               5        (1,606)             860
             Net income (loss) per share:
                 Basic                              $.06             $--         $(.10)            $.05
                 Diluted                            $.06             $--         $(.10)            $.05

                                                                     QUARTER ENDED
                                             -----------------------------------------------------------
                                             SEPT. 30, 1998   DEC. 31, 1998   MAR. 31, 1999  JUNE 30, 1999
                                             --------------   -------------   -------------  -------------
             Revenues                            $13,658         $11,840         $9,994         $10,556
             Gross Profit                          4,919           4,136          3,125           3,077
             Net income (loss)                       957             421          (392)             300
             Net income (loss) per share:
                 Basic                              $.06            $.03         $(.02)            $.02
                 Diluted                            $.05            $.02         $(.02)            $.02

(14) ACQUISITIONS

        On July 15, 1997, Pacer acquired the assets of California Chemical Specialties, Inc.,("CCSI"). The assets purchased primarily consisted of trade accounts receivable, inventory, fixed assets and proprietary formulas. In addition, Pacer assumed the liability for trade accounts payable as of the closing date. The total purchase price consisted of approximately $2,550,000 cash, including transaction costs.

        The acquisition of CCSI has been accounted for as a purchase and, accordingly, the results of operations of CCSI are included in Pacer's consolidated statements of operations from the date of acquisition. The excess of fair value of net assets acquired was approximately $ 2,276,000 and is being amortized on a straight-line basis over 20 years.

        On March 4, 1998, Pacer completed the acquisition of certain assets of Cook Bates, a Division of London International Group, Inc. ("LIG"). The assets purchased from Cook Bates primarily consisted of inventory, fixed assets, and intellectual property. The total cash purchase price was approximately $4,800,000.

        The acquisition of Cook Bates has been accounted for as a purchase and, accordingly, the results of operations of Cook Bates are included in Pacer's consolidated statements of operations from the date of acquisition.

        On June 1, 2000, Pacer entered into an intellectual property license agreement where Pacer obtained exclusive marketing and distribution rights from Pro-Tel, Inc., to the Bondini product line. The Bondini product line includes various adhesive products marketed under the Bondini brand name. The agreement calls for monthly royalty payments over a five-year period which are subject to minimum and maximum amount constraints. The agreement also allows for Pacer to purchase all intellectual properties associated with the Pro-Tel and Bondini product line at the conclusion of the five year term for a nominal purchase price.

        The following summary represents unaudited pro forma results of operations as if the acquisitions of California Chemical and Cook Bates had occurred at the beginning of the periods presented, after consideration for certain adjustments including the amortization of costs in excess of net assets acquired (if applicable) and interest expense:


                                               Twelve-months ended
                                                  June 30, 1998
                                               -------------------
                                                  (Unaudited)
Net sales                                         $51,667,711
Net income                                        $ 1,153,874
Earnings per share:
     Basic                                        $      0.07
     Diluted                                      $      0.07

        The pro forma data is provided for illustrative purposes only. It does not purport to be indicative of the results that would have actually occurred if the acquisitions of California Chemical and Cook Bates had been consummated on the dates indicated or that may be obtained in the future.

(15) COMMITMENTS AND CONTINGENCIES

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

(16) RELATED PARTY TRANSACTIONS

        During the years ended June 30, 2000, 1999 and 1998, Pacer incurred legal expenses of $151,000, $107,000 and $26,000, respectively, to a law firm, one of the partners of which is a director and shareholder.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
Pacer Technology:

        The audits referred to in our report dated September 3, 1999 included the related financial statement schedule as of June 30, 1999 and 1998, and for each of the years in the two-year period ended June 30, 1999, included in the annual report on Form 10-K of Pacer Technology. This financial statement schedule is the responsibility of Pacer Technology's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG LLP


  /s/ KPMG LLP


Orange County, California
September 3, 1999

                         SCHEDULE II - PACER TECHNOLOGY

                        VALUATION AND QUALIFYING ACCOUNTS
                              YEARS ENDED JUNE 30,
                                 (in thousands)


                                                          BALANCE AT
                                                         BEGINNING OF                                     BALANCE AT
                       DESCRIPTION                          PERIOD       ADDITIONS      DEDUCTIONS (1)   END OF PERIOD
               --------------------------------          -------------   ----------     --------------   -------------
               Allowance for doubtful accounts:
                 Year Ended June 30, 1998                    $383           $166              $24            $525
                 Year Ended June 30, 1999                    $525           $390              $11            $904
                 Year Ended June 30, 2000                    $904           $119             $719            $304

------------
(1) Write-off of doubtful accounts against the allowance and recoveries.


                                                          BALANCE AT
                                                         BEGINNING OF                                     BALANCE AT
                       DESCRIPTION                          PERIOD       ADDITIONS      DEDUCTIONS (1)   END OF PERIOD
               --------------------------------          -------------   ----------     --------------   -------------
                 Allowance for obsolete or
                 slow-moving inventory:
                 Year Ended June 30, 1998                      $255         $918              $66           $1,107
                 Year Ended June 30, 1999                    $1,107         $226             $522             $811
                 Year Ended June 30, 2000                      $811         $426             $599             $638

------------
(1) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective October 12, 1999, the Board of Directors approved the selection of Ernst & Young LLP ("Ernst & Young") and dismissed KPMG LLP ("KPMG") as the registrant's independent accountant. KPMG's audit reports on the registrant's financial statements for the fiscal years ended June 30, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during fiscal years ending June 30, 1999 and 1998 and the subsequent interim period through October 12, 1999, there were no disagreements between the registrant and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to KPMG's satisfaction, would have caused them to make reference to the subject of such disagreement in connection with their reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 30, 2000 for the Company's annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 30, 2000 for the Company's annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 30, 2000 for the Company's annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 30, 2000 for the Company's annual shareholders' meeting.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements

        See Financial Statement Index included in Item 8 of Part II of this Form 10-K.

(a)(2)  Financial Statement Schedule:

        II.    Valuation and Qualifying Accounts

               All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

(a)(3)  Exhibits:
        --------

        The following is a list of the exhibits filed with this Annual Report on Form 10-K.

        Exhibit 3.1      Articles of Incorporation (2)

        Exhibit 3.2      By-laws (2)

        Exhibit 10.3 Employment agreement dated November 21, 1989 between the Company and James Munn (3)

        Exhibit 10.5 Lease Agreement for new facilities in Rancho Cucamonga,California, dated March 1, 1988. (1)

        Exhibit 10.6 Agreement To Extend Term of Executive Employment Agreement, dated April 12, 1995. (4)

        Exhibit 10.7 Agreement To Extend Term of lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga. (5)

        Exhibit 21       Subsidiaries of Registrant

        Exhibit 23.1     Consent of Ernst & Young, LLP

        Exhibit 23.2     Consent of KMPG, LLP, Independent Public Accountants

        Exhibit 27       Financial Data Sheet

        (1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1988.

        (2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

        (3) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1990.

        (4) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1995.

        (5) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1999.

(b)     Reports on Form 8-K.

        None

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 27, 2000              PACER TECHNOLOGY, INC.


                                      By: /s/  WILLIAM T. NIGHTINGALE, III
                                          --------------------------------------
                                          William T. Nightingale, III, President
                                          and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Each person whose signature to this Report appears below hereby appoints E.T. Gravette, Larry K. Reynolds, William T. Nightingale and Laurence R. Huff, or any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

                SIGNATURE                                     TITLE                             DATE
                ---------                                     -----                             ----
     /s/ WILLIAM T. NIGHTINGALE,III         President and Chief Executive Officer        September 27, 2000
   ------------------------------------     and Director
       William T. Nightingale, III


          /s/ LAURENCE R. HUFF              Chief Financial Officer (Principal           September 27, 2000
   ------------------------------------     Financial and Principal Accounting
            Laurence R. Huff                Officer)


           /s/ E. T. GRAVETTE               Chairman of the Board and Director           September 27, 2000
   ------------------------------------
             E. T. Gravette


         /s/ JOHN G. HOCKIN, II             Director                                     September 27, 2000
   ------------------------------------
           John G. Hockin, II


            /s/ CARL HATHAWAY               Director                                     September 27, 2000
   ------------------------------------
              Carl Hathaway


          /s/ LARRY K. REYNOLDS             Director                                     September 27, 2000
   ------------------------------------
            Larry K. Reynolds

                                INDEX TO EXHIBITS

          Number         Description                                                      Page No.
        -----------      -----------                                                      --------
        Exhibit 3.1      Articles of Incorporation (2)                                        --

        Exhibit 3.2      By-laws (2)                                                          --

        Exhibit 10.3     Employment agreement dated November 21, 1989 between
                         the Company and James Munn (3)                                       --

        Exhibit 10.5     Lease Agreement for new facilities in Rancho
                         Cucamonga,California, dated March 1, 1988. (1)                       --

        Exhibit 10.6     Agreement To Extend Term of Executive Employment
                         Agreement, dated April 12, 1995. (4)                                 --

        Exhibit 10.7     Agreement To Extend Term of lease agreement dated
                         March 1, 1988 for facilities in Rancho Cucamonga. (5)                --

        Exhibit 21       Subsidiaries of Registrant                                           38

        Exhibit 23.1     Consent of Ernst & Young, LLP                                        39

        Exhibit 23.2     Consent of KMPG, LLP, Independent Public Accountants                 40

        Exhibit 27       Financial Data Sheet                                                 41

        (1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1988.

        (2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

        (3) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1990.

        (4) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1995.

        (5) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1999.