Form 10-Q
period 2000-09-30
PACER TECHNOLOGY
filed 2000-11-14
CIK 275866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:         September 30, 2000
                                         ---------------------------------------

         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________ to________


                          Commission file number 0-8864

                                PACER TECHNOLOGY
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 CALIFORNIA                                 77-0080305

        (State or other jurisdiction             (I.R.S. Employer Identification
     of incorporation or organization)                       Number)


9420 Santa Anita Avenue, Rancho Cucamonga, California      91730-6117

      (Address of principal executive offices)             (Zip Code)


                                 (909) 987-0550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   XX     NO      .
    ------      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             16,515,025 shares of Common Stock at September 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PACER TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                   September 30,    June 30,
                                                                       2000           2000
                                                                   -------------    --------
                                                                    (unaudited)

ASSETS
Current Assets:
   Cash                                                              $    632       $    451
   Trade receivables, less allowance for doubtful
     accounts of $314 and $304, respectively                           11,953          8,947
   Other receivables                                                      501            973
   Notes receivable                                                        51            116
   Inventories                                                         11,114         11,991
   Prepaid expenses                                                       410            451
   Deferred income taxes                                                1,379          1,379
                                                                     --------       --------
         Total Current Assets                                          26,040         24,308
Equipment and Leasehold Improvements:
   Cost                                                                 7,232          7,178
   Accumulated depreciation & amortization                             (5,584)        (5,454)
                                                                     --------       --------
         Total Equipment & Leasehold Improvements                       1,648          1,724
Deferred income taxes                                                      16             16
Cost in excess of net assets acquired, net                              3,462          3,546
Other assets                                                               24             24
                                                                     --------       --------
         TOTAL ASSETS                                                $ 31,190       $ 29,618
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Revolving bank line of credit                                     $ 10,424       $ 10,312
   Accounts payable                                                     3,990          3,276
   Accrued payroll and related expenses                                   450            359
   Other accrued expenses                                               1,224          1,032
   Current installments of long-term debt                               1,075          1,062
                                                                     --------       --------
         Total Current Liabilities                                     17,163         16,041
Long-term debt, excluding current installments                            624            878
                                                                     --------       --------
         TOTAL LIABILITIES                                             17,787         16,919

STOCKHOLDERS' EQUITY:
Common stock, no par value; Authorized:  50,000,000 shares;
issued and outstanding: 16,515,025 shares at September 30, 2000
and 16,620,975 shares at June 30, 2000                                  8,476          8,576
Retained earnings                                                       5,071          4,202
Accumulated other comprehensive loss                                     (144)           (79)
                                                                     --------       --------
     Total stockholders' equity                                        13,403         12,699
                                                                     --------       --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 31,190       $ 29,618
                                                                     ========       ========


     See accompanying notes to condensed consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                    Three-Months Ended
                                                      September 30,
                                                 -----------------------
                                                   2000           1999
                                                 --------       --------

Net sales                                        $ 14,548       $ 14,252
Cost of sales                                       9,520          9,170
                                                 --------       --------
Gross profit                                        5,028          5,082
Selling, general and administrative expense         3,349          3,052
                                                 --------       --------
Operating income                                    1,679          2,030
Other (income) expense:
     Interest expense, net                            249            233
     Other, net                                       (10)           (19)
                                                 --------       --------
                                                      239            214
                                                 --------       --------
Income before income taxes                          1,440          1,816
Income tax expense                                    571            772
                                                 --------       --------
Net income                                       $    869       $  1,044
                                                 ========       ========

Basic Earnings Per Share                         $   0.05       $   0.06
                                                 ========       ========
Weighted Average Shares - Basic                    16,586         16,806
                                                 ========       ========

Diluted Earnings Per Share                       $   0.05       $   0.06
                                                 ========       ========
Weighted Average Shares - Diluted                  16,644         16,935
                                                 ========       ========


     See accompanying notes to condensed consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Three-Months Ended
                                                                       September 30,
                                                                   ---------------------
                                                                    2000          1999
                                                                   -------       -------

Net Income                                                         $   869       $ 1,044
Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
     Depreciation                                                      130           145
     Amortization of other assets                                       84            70
     Increase (decrease) in allowance for doubtful accounts             10          (301)
     Increase  in trade accounts receivable                         (3,016)       (3,834)
     Decrease in other receivables                                     407            28
     Decrease in notes receivables                                      65            73
     Decease (increase) in inventories                                 877           (93)
     Decrease (increase) in prepaid expenses and other assets           41          (104)
     Increase in accounts payable                                      714           788
     Increase in accrued payroll and related expenses                   91            19
     Increase in other accrued expenses                                192         1,216
                                                                   -------       -------
         Net Cash Provided By (Used In) Operating Activities           464          (949)
                                                                   -------       -------
Cash Flows From Investing Activities:
     Capital expenditures                                              (54)          (77)
                                                                   -------       -------
         Net Cash Used In Investing Activities                         (54)          (77)
                                                                   -------       -------
Cash Flows From Financing Activities:
     Payments on line of credit                                     (3,794)       (3,747)
     Payments on long-term debt                                       (241)         (229)
     Borrowings on line of credit                                    3,906         4,861
     Issuance (repurchase) of common stock                            (100)           35
     Repayment of notes receivables from directors                      --            37
                                                                   -------       -------
         Net Cash Provided By (Used In) Financing Activities          (229)          957
                                                                   -------       -------
Net increase (decrease) in cash                                        181           (69)
Cash at beginning of period                                            451           534
                                                                   -------       -------
CASH AT END OF PERIOD                                              $   632       $   465
                                                                   =======       =======


     See accompanying notes to condensed consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated financial statements for the three-month periods ended September 30, 2000 and September 30, 1999, have been prepared by the Company without audit. In the opinion of management, adjustments necessary to present fairly the consolidated financial position at September 30, 2000 and the results of operations for the period then ended have been made. All such adjustments are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to shareholders. The results of operations for the periods ended September 30, 2000 and September 30, 1999 are not necessarily indicative of the operating results for the full year.

2. NOTES RECEIVABLE:

         Some customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3. INVENTORIES:

         Inventories consisted of the following at:

                                September 30, 2000    June 30, 2000
                                ------------------    -------------
                                            (In thousands)

         Raw materials                $ 5,852            $ 6,620
         Work-in-process                  468                320
         Finished goods                 4,794              5,051
                                      -------            -------
         Total inventories            $11,114            $11,991
                                      =======            =======

4. LONG-TERM DEBT:

         We have obtained a revolving bank line of credit that permits us to borrow up to $18.0 million, primarily for working capital requirements. Borrowings under this line of credit are secured by all of Pacer's assets and bear interest at the bank's prime rate (9.5% at September 30, 2000) less 0.5%, or at a LIBOR base rate, currently ranging from 6.75% to 6.875%, plus 1.625%, per annum. At September 30, 2000, $10,424,000 of borrowings were outstanding and $7,576,000 was available for additional borrowings under this line of credit. The borrowings are payable in monthly interest only installments until the maturity date of January 2, 2001.

         We have obtained the following additional credit facilities from the same bank:

         (1) A Commercial Letter of Credit, Standby Letter of Credit, and Banker's Acceptance sub-features, each not to exceed $5,000,000. This credit facility expires on January 2, 2001. As of September 30, 2000, outstanding letters of credit obtained under this facility totaled $145,800.

         (2) A $2.75 million term loan that bears interest at the bank's prime rate (9.50% at September 30, 2000) less 0.5%, or at a LIBOR base rate of 6.125% plus 1.625% per annum, is secured by all of our assets and is payable in monthly installments of principal, each in the amount of $76,000, plus interest and which will mature on January 2, 2002. As of September 30, 2000, the outstanding principal balance of this term loan was $1.3 million.

         (3) A term loan commitment of $750,000, which is available to fund capital expenditures. Any borrowings that Pacer may make under this commitment will bear interest at the bank's prime rate, less 0.5%, per annum and will mature on January 2, 2001. At September 30, 2000 there were no borrowings under this commitment.

         The agreements with the bank require Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of September 30, 2000, Pacer was in compliance with all of these covenants with the exception of an EBITDA covenant, which non-compliance was waived by the bank as of September 30, 2000. Borrowings under these credit facilities are classified as a current liability in Pacer's consolidated balance sheet because they mature in less than one year. Pacer anticipates that it will be able to obtain a renewal of these credit facilities or obtain replacement credit facilities by their maturity date. However, the terms of those credit facilities may not be as favorable to Pacer as the terms of the current credit facilities.

5. COMMITMENTS AND CONTINGENCIES:

         We have entered into sales agreements with many of our customers that contain pricing terms, including the amounts of promotional allowances and co-op advertising, renewability clauses, and provisions that convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

6. COMPREHENSIVE INCOME:

         On July 1, 1998, the Company adopted Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income or loss and foreign currency translation adjustments. The total comprehensive income for the quarter ended September 30, 2000 was $804,000 compared to $1.1 million for the same quarter in the prior fiscal year. The difference is the result of a decrease in net income during the current year. The impact of changes in foreign currency valuation was nominal and did not materially affect total comprehensive income or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table presents each of the line items from the Company's statements of operations for the three-month periods ended September 30, 2000 and 1999 as a percentage of net sales:

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                          2000           1999
                                                         ------         ------
         Net sales                                       100.0%         100.0%
         Gross profit                                     34.5%          35.7%
         Selling, general and administrative expense      23.0%          21.5%
         Operating income                                 11.5%          14.2%
         Other expense, net                                1.7%           1.5%
         Income before income taxes                        9.8%          12.7%
         Net income                                        6.0%           7.3%

         Net sales. Net sales for the quarter ended September 30, 2000 increased by 2.1% due to increased sales of the Company's Super Glue products primarily as a result of the addition of new retail customers for those products.

         Gross profit. Our gross margin was 34.5% in the quarter ended September 30, 2000, compared to 35.7% for the same period in the prior year. This decrease was due primarily to a change in the mix of sales to a higher proportion of retail sales, as compared to private label product sales on which we realize somewhat higher margins. We believe that the change in the mix of sales primarily reflects our success in obtaining new retail accounts for our products, which largely offset the effects of the decrease in margins. It is our objective to increase sales to a level that more than offsets the effect of such a decrease on margins.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2000 were $3,300,000, or 23.0% of net sales, as compared to $3,100,000, or 21.5% of net sales for the same quarter of the prior year. This increase was primarily due to the cost of new marketing and promotional programs aimed at attracting new, and increasing sales to existing, retail customers.

         Operating income. Due to the decline in our gross profit margin and the increase in SG&A expenses, operating income for the quarter ended September 30, 2000 was $1,700,000, or 11.5% of net sales, compared to $2,000,000, or 14.2% of net sales, in the same quarter of the prior fiscal year.

         Other expense, net. Other expense, which consists primarily of interest expense, increased by approximately $25,000, due primarily to an increase in the prime interest rate, which is a determinant of the interest we pay on our bank borrowings.

LIQUIDITY AND CAPITAL RESOURCES:

         Net cash generated by all activities during the first three-months of fiscal year 2001 was $181,000, compared to cash used of $69,000 during the first three-months of the prior year.

         Cash provided by operations during the first quarter of fiscal year 2001 was $464,000, compared to cash used of $949,000 during the comparable period in fiscal year 2000. Cash flow from operations improved during the current year due to a decrease in inventories and other receivables, and due to a smaller increase in trade accounts receivable compared to the prior year.

         Cash used by investing activities during the first three-months of fiscal year 2001 was $54,000 as compared to cash used of $77,000 during the comparable period in fiscal year 2000. Cash flow from investing activities improved during the current year due to lower capital expenditures in fiscal 2001 as compared to fiscal 2000.

         Cash used by our financing activities was $229,000 during the first-three months of fiscal year 2001 as compared to cash provided of $957,000 during the same period in fiscal year 2000. The decrease in cash provided was primarily due to reduced bank borrowings and repurchases of common shares by us. Net borrowings on the revolving bank line of credit declined during the current year as cash flow improved due to reductions in inventory levels and other receivables as compared to the prior year.

         We fund our working capital requirements primarily with a combination of internally generated funds and borrowings under an $18 million revolving line of credit from a bank. Borrowings under the credit line bear interest at the bank's prime rate (9.5% at September 30, 2000), less 0.5%, or at the bank's LIBOR base rate, plus 1.675%. We are required to make monthly interest-only payments on the credit line until its maturity date of January 2, 2001. Prepayments of the principal balance are permitted without penalty. Borrowings under the credit line are secured by substantially all of our assets. At September 30, 2000, outstanding borrowings under the revolving credit line totaled $10,424,000 and were classified as current debt because of the January 2001 maturity date of this credit line.

         In December 1999 the bank agreed to permit us to use a portion of the borrowings under the credit line to repurchase shares of our common stock in the open market in amounts not to exceed an aggregate of $100,000 per fiscal quarter. During the quarter ended September 30, 2000, we used such borrowings to fund a total of $100,000 of such stock repurchases.

         We will be seeking a renewal of, or a new credit line to replace, our existing line of credit, which will be maturing in January 2001. We believe that we will be able to obtain such an extension or replacement credit line and that available credit under the credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. However, the terms of that extension or replacement credit line may be less favorable than the terms of our existing credit line. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard did not have a material impact on our consolidated financial position, results of operations or liquidity for the three months ended September 30, 2000.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION CONTAINED IN THIS REPORT

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information contained in this Report include statements that are forward-looking, such as statements relating to the Company's expectations regarding future financial condition and performance and its future plans and activities. Such forward-looking information involves important risks and uncertainties that could significantly affect our financial condition or performance in the future and, accordingly, our actual financial condition or performance may differ significantly from those expressed in any forward-looking statements made in this Report. Those risks and uncertainties are set forth in detail in Pacer's Annual Report on Form 10-K for its fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on September 28, 2000 and include the following:

                  Dependence on Major Customers. Even though no single customer represents more than 10% of our total sales volume, our customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected reductions in sales and earnings.

                  Uncertainties Relating to Restructuring Program and New Marketing Initiatives. Although we believe that the restructuring and marketing programs that we have recently implemented will result in improvements in our operating results, there are a number of factors outside our control that could prevent us from achieving improved results, including adverse changes in prevailing economic conditions and increases in competition from other adhesive and nail care product manufacturers and suppliers.

                  Risks of Foreign Operations. Our operating results could decline as a result of foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries in Europe, Asia and Latin America where we sell our products and where we obtain some of our raw materials.

                  Possible Delisting of our Shares from NASDAQ. Due to declines in our stock price, our shares may be delisted from the NASDAQ Small Cap Market, which could adversely affect the marketability and liquidity of our shares and result in downward pressure on our share price.


                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  Exhibit No.       Description
                  -----------       -----------

                       27           Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PACER TECHNOLOGY



Dated:  November 13, 2000                By: /s/ TOM NIGHTINGALE III
                                             -----------------------------------
                                             Tom Nightingale III
                                             President/Chief Executive Officer


Dated:  November 13, 2000                By: /s/ LAURENCE HUFF
                                             -----------------------------------
                                             Laurence Huff
                                             Chief Financial Officer

                                 EXHIBIT INDEX


                  Exhibit No.       Description
                  -----------       -----------

                       27           Financial Data Schedule