Form 10-Q
period 2000-12-31
PACER TECHNOLOGY
filed 2001-02-13
CIK 275866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended:                     December 31, 2000
      ------------------------------        -------------------------------

      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from ________ to________


                          Commission file number 0-8864

                                PACER TECHNOLOGY
      ---------------------------------------------------------------------
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




                                 (909) 987-0550
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               --------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

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

              3,254,705 shares of Common Stock at February 5, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PACER TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                      December 31,     June 30,
                                                                          2000           2000
                                                                      ------------     --------
                                                                       (unaudited)     (audited)
ASSETS
Current Assets:
  Cash                                                                  $     94       $    451
  Trade receivables, less allowance for doubtful
    accounts of $220 and $304, respectively                               10,174          8,947
  Other receivables                                                          178            973
  Notes receivable                                                            46            116
  Inventories                                                             11,352         11,991
  Prepaid expenses                                                           250            451
  Deferred income taxes                                                    1,379          1,379
                                                                        --------       --------
        Total Current Assets                                              23,473         24,308
                                                                        --------       --------
Equipment and Leasehold Improvements:
  Cost                                                                     7,479          7,178
  Accumulated depreciation & amortization                                 (5,709)        (5,454)
                                                                        --------       --------
        Total Equipment & Leasehold Improvements                           1,770          1,724
                                                                        --------       --------
Deferred income taxes                                                         16             16
Cost in excess of net assets acquired, net                                 3,378          3,546
Other assets                                                                  24             24
                                                                        --------       --------
        TOTAL ASSETS                                                    $ 28,661       $ 29,618
                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of bank line of credit                           $     --       $ 10,312
  Accounts payable                                                         3,062          3,276
  Accrued payroll and related expenses                                       296            359
  Other accrued expenses                                                   1,068          1,032
  Current installments of long-term debt                                   1,062          1,062
                                                                        --------       --------
        Total Current Liabilities                                          5,488         16,041

Revolving bank line of credit                                              9,240             --
Long-term debt, excluding current installments                               369            878
                                                                        --------       --------
        TOTAL LIABILITIES                                                 15,097         16,919
                                                                        --------       --------
STOCKHOLDERS' EQUITY:
Common stock, no par value; Authorized:  50,000,000 shares;
     issued and outstanding: 3,279,655 shares at December 31, 2000
     and 3,324,195 shares at June 30, 2000(1)                              8,408          8,576
Retained earnings                                                          5,229          4,202
Accumulated other comprehensive loss                                         (73)           (79)
                                                                        --------       --------
    Total stockholders' equity                                            13,564         12,699
                                                                        --------       --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 28,661       $ 29,618
                                                                        ========       ========

------------

(1) The number of shares outstanding at June 30, 2000 has been retroactively adjusted to give effect to a 1-for-5 reverse stock split of the outstanding shares on November 27, 2000.


     See accompanying notes to unaudited consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                 Three-Months Ended        Six-Months Ended
                                                     December 31,             December 31,
                                                --------------------     ---------------------
                                                  2000        1999         2000         1999
                                                -------     --------     --------     --------
Net sales                                       $ 9,435     $ 10,385     $ 23,983     $ 24,637
Cost of sales                                     6,140        7,125       15,660       16,295
                                                -------     --------     --------     --------
Gross profit                                      3,295        3,260        8,323        8,342
Selling, general and administrative expenses      2,926        3,063        6,275        6,116
                                                -------     --------     --------     --------
Operating income                                    369          197        2,048        2,226
Other (income) expenses:
    Interest expense, net                           251          262          500          495
    Other, net                                     (144)         (58)        (154)         (78)
                                                -------     --------     --------     --------
                                                    107          204          346          417
                                                -------     --------     --------     --------
Income (loss) before income taxes                   262           (7)       1,702        1,809
Income tax expense (benefit)                        104          (12)         675          760
                                                -------     --------     --------     --------
Net income                                      $   158     $      5     $  1,027     $  1,049
                                                =======     ========     ========     ========
Per Share Data (1):
   Basic Earnings Per Share                     $  0.05     $   0.00     $   0.31     $   0.31
                                                =======     ========     ========     ========
   Weighted Average Shares - Basic                3,284        3,362        3,300        3,362
                                                =======     ========     ========     ========

   Diluted Earnings Per Share                   $  0.05     $   0.00     $   0.31     $   0.31
                                                =======     ========     ========     ========
   Weighted Average Shares - Diluted              3,284        3,435        3,305        3,406
                                                =======     ========     ========     ========


(1) Per share data has been retroactively adjusted to give effect to a 1-for-5 reverse stock split of the outstanding shares on November 27, 2000.


     See accompanying notes to unaudited consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Six-Months Ended
                                                                       December 31,
                                                                  ---------------------
                                                                    2000         1999
                                                                  -------       -------
Net Income                                                        $ 1,027       $ 1,049
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
    Depreciation                                                      255           294
    Amortization of other assets                                      168           141
    (Gain) loss on sale of property and equipment                      --            (8)
    Decrease in allowance for doubtful accounts                       (84)         (484)
    Increase in trade accounts receivable                          (1,143)       (1,984)
    (Increase) decrease in other receivables                          801          (211)
    Decrease in notes receivables                                      70            14
    (Increase) decrease in inventories                                639           (18)
    (Increase) decrease in prepaid expenses and other assets          201          (151)
    Increase in deferred income taxes                                  --           (78)
    Increase (decrease) in accounts payable                          (214)          306
    Decrease in accrued payroll and related expenses                  (63)          (85)
    Increase in other accrued expenses                                 36           590
                                                                  -------       -------
        Net Cash Provided By (Used In) Operating Activities         1,693          (625)
                                                                  -------       -------
Cash Flows From Investing Activities:
    Proceeds from sale of property and equipment                       --            26
    Capital expenditures                                             (301)         (140)
                                                                  -------       -------
        Net Cash Used In Investing Activities                        (301)         (114)
                                                                  -------       -------
Cash Flows From Financing Activities:
    Payments on line of credit                                     (7,831)       (8,041)
    Payments on long-term debt                                       (509)         (458)
    Borrowings on line of credit                                    6,759         9,018
    Repurchase of common stock                                       (168)          (64)
    Repayment of notes receivable from directors                       --            47
                                                                  -------       -------
        Net Cash Provided By (Used In) Financing Activities        (1,749)          502
                                                                  -------       -------
Net decrease in cash                                                 (357)         (237)
Cash at beginning of period                                           451           534
                                                                  -------       -------
CASH AT END OF  PERIOD                                            $    94       $   297
                                                                  =======       =======


     See accompanying notes to unaudited consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  CONSOLIDATED FINANCIAL STATEMENTS:

        The consolidated financial statements for the three-month and the six-month periods ended December 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, adjustments necessary to present fairly the consolidated financial position at December 31, 2000 and the results of operations for the periods then ended have been made. All such adjustments are of a normal recurring nature.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to stockholders. The results of operations for the periods ended December 31, 2000 and December 31, 1999 are not necessarily indicative of the operating results for the full year.

2.  NOTES RECEIVABLE:

        Some customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank.

3.  INVENTORIES:

        Inventories consisted of the following at:

                                       December 31, 2000     June 30, 2000
                                       -----------------     -------------
                                                 (In thousands)
        Raw materials                       $ 5,313              $ 6,620
        Work-in-process                         576                  320
        Finished goods                        5,463                5,051
                                            -------              -------
        Total inventories                   $11,352              $11,991
                                            =======              =======

4.  LONG-TERM DEBT:

        As of December 31, 2000 our revolving bank line of credit permitted us to borrow up to $18.0 million, primarily for working capital requirements. Borrowings under this line of credit were secured by all of Pacer's assets and required interest payments at the bank's prime rate (9.5% at December 31, 2000) less 0.5%, or at a LIBOR base rate, 6.75%, plus 1.625%, per annum. At December 31, 2000, $9.2 million of borrowings were outstanding and $8.8 million was available for additional borrowings under this line of credit. In December 2000 this line of credit, which was originally scheduled to mature on January 2, 2001, was extended by the bank for sixty days until March 1, 2001.

        On January 10, 2001, Pacer obtained a commitment for a new revolving bank line of credit from the same lender. The commitment provides for a new credit line that will permit Pacer to borrow up to $15.0 million, primarily for working capital requirements, subject to a ceiling on borrowings tied to Pacer's outstanding accounts receivables and the level of inventories that we maintain. Borrowings under the new credit line will bear interest at the bank's prime rate (9.0% as of January 10, 2001) less 0.5%, or at a LIBOR base rate, that was 6.00%, plus 2.00% as of January 10, 2001. The commitment also provides for performance based pricing that would allow the adjustment to the LIBOR based rate to be reduced to 1.75%. Pacer will make monthly interest only payments on outstanding borrowings until the maturity date of the new credit line, which will be December 31, 2002. Pacer also will be permitted to use borrowings under the new credit line to make purchases of up to $800,000 of its outstanding shares of common stock per year. A definitive loan agreement containing these terms is expected to be signed by Pacer by March 1, 2001.

        In addition, Pacer has obtained the following additional credit facilities from the same bank:

        (1) A Commercial Letter of Credit, Standby Letter of Credit, and Banker's Acceptance sub-features, not to exceed $1,500,000 million in the aggregate. This additional credit facility expires on December 31, 2002. As of December 31, 2000, outstanding letters of credit obtained under this facility totaled $446,400.

        (2) A $2.75 million term loan that bears interest at the bank's prime rate (9.50% at December 31, 2000) less 0.5%, or at a LIBOR base rate of 6.75% plus 1.625% per annum, is secured by all of our assets and is payable in monthly installments of principal, each in the amount of $76,000, plus interest which has a maturity date of January 2, 2002. As of December 31, 2000, the outstanding principal balance of this term loan was $1.0 million.

        (3) A term loan commitment of $750,000, which is available to Pacer to fund capital expenditures. Any borrowings that Pacer may make under this commitment will bear interest at the bank's prime rate, less 0.5%, per annum and will mature on January 2, 2006. The non-revolving term loan permits draws up to the full commitment amount during the first year. At the first anniversary, any amount outstanding is to be repayable with principal payment due over the next 48 months. At December 31, 2000 there were no borrowings under this commitment.

        The agreements with the bank require Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of December 31, 2000, Pacer was in compliance with or had received waivers for, all of these covenants.

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

        The total comprehensive income for the quarter ended December 31, 2000 was $229,000 compared to $2,000 for the same quarter in the prior fiscal year. The difference is primarily the result of an increase in net income during the current year. The impact of changes in foreign currency valuation was a gain of $71,000 and a loss of $3,000 in the quarters ended December 31, 2000 and 1999 respectively.

        Comprehensive income for the six month periods ended December 31, 2000 and 1999 was $1,033,000 and $1,070,000 respectively. The impact of changes in foreign currency valuation was a gain of $6,000 and $21,000 in the six month period ended December 31, 2000 and 1999 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        The following table presents selected line items from the Company's statements of income for the three-month and six-month periods ended December 31, 2000 and 1999 as a percentage of net sales:

                                                 Three Months Ended       Six-Months Ended
                                                     December 31,            December 31,
                                                 -------------------     -------------------
                                                   2000      1999          2000       1999
                                                 --------   --------     --------   --------
    Net sales                                     100.0%     100.0%       100.0%    100.0%
    Gross profit                                   34.9%      31.4%        34.7%     33.9%
    Selling, general and administrative expenses   31.0%      29.5%        26.2%     24.8%
    Operating income                                3.9%       1.9%         8.5%      9.1%
    Other expenses, net                             1.1%       2.0%         1.4%      1.7%
    Income (loss) before income taxes               2.8%      (0.1)%        7.1%      7.4%
    Net income                                      1.7%       0.1%         4.3%      4.3%

        NET SALES. Net sales for the quarter ended December 31, 2000 decreased by $950,000 or 9.2% to $9.4 million from $10.4 million for the same quarter in the prior year. Sales for the six-months ended December 31, 2000 were $24.0 million, a 2.7% decrease from the $24.6 million recorded in the first six months of fiscal 2000. These decreases in net sales were the result of a slowing of the economy in the second quarter ended December 31, 2000 that adversely affected consumer demand for our products and led to increased price competition within certain of our distribution channels.

        GROSS PROFIT. Our gross margin improved to 34.9% in the quarter ended December 31, 2000 from 31.4% for the same period in the prior year. For the six months ended December 31, 2000 our gross margin improved to 34.7% from 33.9% for the same six months of the prior fiscal year. These improvements were attributable to a number of factors including improved operating efficiencies, reductions in raw material costs, and a change in the mix of our sales to a greater proportion of higher margin products, all during the quarter ended December 31, 2000.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the quarter ended December 31, 2000 were $2.9 million, or 31.0% of net sales, as compared to $3.1 million, or 29.5% of net sales for the same quarter of the prior year. This decrease was primarily due to the fact that SG&A expenses in the second quarter of the prior fiscal year included proxy related costs of $275,000. For the six month period ended December 31, 2000, SG&A expenses were $6.3 million, or 26.2% of sales compared to $6.1 million or 24.8% of sales for the same six month period in the prior year. This increase was primarily attributable to expenses associated with operational changes that we made to achieve operating efficiencies.

        OPERATING INCOME. Operating profit for the quarter ended December 31, 2000 increased to $369,000, or 3.9% of sales, from $197,000, or 1.9% of sales, in the same quarter of the prior fiscal year, due primarily to the improvement in our gross margin which more than offset the effects of the decline in net sales in the quarter ended December 31, 2000. For the six months ended December 31, 2000, operating income decreased by $178,000 or 8.0%, due largely to the combined effects of the decline in net sales and the increase in SG&A expenses, which more than offset the improvement in gross margin, in that six month period.

        OTHER EXPENSE, NET. Other expense, which consists mostly of interest expense and foreign currency translation adjustments recorded in our United Kingdom operations, decreased by approximately $97,000 in the quarter ended December 31, 2000 and by $71,000 in the six months ended December 31, 2000, in each case as compared to the respective corresponding periods of the prior fiscal year, primarily due to a strengthening of the British pound relative to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used by all activities during the six months ended December 31, 2000 was $357,000, compared to cash used of $237,000 during the first six-months of the prior year.

        Cash provided by operations during the six months ended December 31, 2000 was $1.7 million compared to cash used of $625,000 during the corresponding period of the prior year. This improvement in cash flow was due primarily to decreases in inventories and other receivables.

        Cash used by investing activities during the six months ended December 31, 2000 was $301,000 as compared to $114,000 during the corresponding period of the prior year due to an increase in capital expenditures.

        Cash used in financing activities was $1.7 million during the first-six months of fiscal year 2001 as compared to cash provided by financing activities of $502,000 during the same period of the prior year, due primarily to reductions in bank borrowings made possible by increased cash flow from operations.

        For the three and six-month periods ended December 31, 2000, we funded our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving line of credit from a bank. Borrowings under the credit line bore interest at the bank's prime rate (9.5% at December 31, 2000) less 0.5%, or at the bank's LIBOR base rate, plus 1.675% and are secured by substantially all of our assets. This credit line provides for interest only payments until its maturity and, at December 31, 2000, outstanding borrowings under the revolving credit line totaled $9.2 million.

        In December 2000 we obtained an extension of the maturity date of the credit line from January 2, 2001 to March 1, 2001 and in January 2001 the bank issued a written commitment for a new revolving credit line that will allow us to borrow up to $15.0 million, subject to a ceiling tied to the amount of our accounts receivable and the level of inventories that we maintain. The new credit line will require monthly interest only payments until its maturity date of December 31, 2002. As is the case with the existing credit line, borrowings under the new credit line will be secured by substantially all of our assets. The commitment provides that we will be able to use borrowings under the new credit line to purchase up to $800,000 of shares during the next 12 months. During the quarter ended December 31, 2000, we used borrowings under the existing credit line to fund a total of $100,000 of share purchases. We made $571,900 of share repurchases during the period from December of 1999 to February 5, 2001.

        We believe that borrowings under the new credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard did not have a material impact on our financial position, results of operations or liquidity in the three and six-month periods ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

        Statements contained in this Report that are not historical facts or that discuss our expectations regarding our financial performance during the remainder of or for the full fiscal year ending June 30, 2001, constitute "forward-looking statements." Forward-looking statements are estimates of future performance that are based upon current information and that are subject to a number of risks and uncertainties that could cause actual operating results during the balance of the fiscal year to differ significantly from those expected at the current time. Those risks and uncertainties are set forth in detail in Pacer's Annual Report on Form 10-K for its fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on September 28, 2000 and include the following:

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

           RECENT CHANGES IN ECONOMIC CONDITIONS. According to government and other public reports the quarter ended December 31, 2000 was characterized by a slowing of consumer demand and confidence in the United States. We believe that, like other manufacturers of retail products, our sales during that quarter were adversely impacted by these conditions. A continued slowing of consumer demand could cause our sales to decline and could lead to increased price competition that could adversely affect our operating results during the balance of fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Pacer's exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which could adversely affect its financial position, results of operations and cash flows. To a lesser degree, Pacer is exposed to market risk from foreign currency fluctuations associated with its operations in the United Kingdom. Pacer does not use financial instruments for trading or other speculative purposes, is not party to any derivative financial instruments and does not engage in hedging transactions.

        In seeking to minimize the risks from interest rate fluctuations, Pacer manages exposures through its regular operating and financing activities. As of December 31, 2000, Pacer had outstanding $9,420,000 under its revolving credit line. At December, 30 2000, a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $47,000 in fiscal 2001 pretax earnings. The fair value of borrowings under Pacer revolving credit line approximate the carrying value of those obligations.


                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

        With the approval of its shareholders, on November 27, 2000 Pacer effectuated a 1-for-5 reverse stock split of its outstanding shares. The reverse stock split did not change any of the rights, preferences or privileges of the holders of Pacer's outstanding shares, nor did it change any shareholder's percentage ownership of Pacer's shares. However, as a result of that reverse stock split, each shareholder's shares were automatically converted into one-fifth, or 20%, of the number of shares that he or she had owned immediately before the date of the reverse stock split and the number of Pacer's outstanding shares was reduced from 16,515,025 to 3,303,005 shares. The primary purpose of the reverse stock split was to increase the market price of Pacer's shares above $1.00 per share to enable Pacer to maintain the listing of its shares of common stock on the NASDAQ SmallCap Stock Market. Since the reverse stock split, Pacer's shares have traded above $1.00 per share, its shares continue to be listed on the NASDAQ SmallCap Stock Market and, on February 5, 2001 the closing per share price of Pacer's shares, as reported by NASDAQ, was $2.81.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Pacer's Annual Meeting of Shareholders was held on November 19, 2000. There were two matters voted on at the meeting: (i) the election of five directors to serve until the next annual shareholders meeting, and (ii) the approval of a reverse stock split of the outstanding shares, in a ratio, to be determined by the Board of Directors, ranging from a one for three reverse split to a one-for-five reverse split (the "Reverse Stock Split"). The election of directors was uncontested. As a result, all five of the nominees of the Board of Directors were elected and there were no broker non-votes. There also were no broker non-votes with respect to the Reverse Stock Split. The results of the voting on these matters were as follows:


        1.     ELECTION OF DIRECTORS

               NOMINEE                          FOR              WITHHELD
               -------                       ----------          ---------
               Ellis T. Gravette             13,216,757          1,356,585
               Carl E. Hathaway              13,071,257          1,502,085
               Larry K. Reynolds             12,961,357          1,611,985
               John G. Hockin, II            12,812,657          1,760,685
               W. T. Nightingale, III        12,479,405          2,093,937


        2.     AUTHORIZATION OF A REVERSE STOCK SPLIT OF THE OUTSTANDING SHARES.

                  FOR                           AGAINST            ABSTAIN
                -------                       ----------          ---------
               12,115,092                     2,381,090            77,160


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)    Exhibits:
               --------

               Exhibit 27                          Financial Data Schedule

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PACER TECHNOLOGY



Dated: February 12, 2001                  By: /s/  W. T. NIGHTINGALE, III
                                              ----------------------------------
                                              W. T. Nightingale, III
                                              President/Chief Executive Officer


Dated: February 12, 2001                  By: /s/  LAURENCE HUFF
                                              ----------------------------------
                                              Laurence Huff
                                              Chief Financial Officer

                                INDEX TO EXHIBITS





Exhibit 27.                        Financial Data Schedule