Form 10-Q
period 2001-03-31
PACER TECHNOLOGY
filed 2001-05-11
CIK 275866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended:                     March 31, 2001
      ------------------------------        ----------------------------

      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the

      Transition period from ________ to________


                          Commission file number 0-8864

                                PACER TECHNOLOGY
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   California                                     77-0080305
----------------------------------------------------------------------------------------------
          (State or other jurisdiction                 (I.R.S. Employer Identification
       of incorporation or organization)                           Number)

 9420 Santa Anita Avenue, Rancho Cucamonga, California                91730-6117
-----------------------------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

                                 (909) 987-0550
                         ------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                          ----------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

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

                 3,244,605 shares of Common Stock at May 7, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        PACER TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                     March 31,      June 30,
                                                                       2001           2000
                                                                     ---------      --------
                                                                    (unaudited)     (audited)
ASSETS
Current Assets:
  Cash                                                               $    164       $    451
  Trade receivables, less allowance for doubtful
    accounts of $261 and $304, respectively                            10,479          8,947
  Other receivables                                                       277            973
  Notes receivable                                                         23            116
  Inventories                                                          10,127         11,991
  Prepaid expenses                                                        280            451
  Deferred income taxes                                                 1,379          1,379
                                                                     --------       --------
        Total Current Assets                                           22,729         24,308
                                                                     --------       --------
Equipment and Leasehold Improvements, net of
  accumulated depreciation and amortization
  of $5,787 and $5,454, respectively                                    1,679          1,724
Deferred income taxes                                                      16             16
Cost in excess of net assets acquired, net                              3,294          3,546
Other assets                                                               22             24
                                                                     --------       --------
        TOTAL ASSETS                                                 $ 27,740       $ 29,618
                                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current installments of bank line of credit                        $     --       $ 10,312
  Accounts payable                                                      3,424          3,276
  Accrued payroll and related expenses                                    397            359
  Other accrued expenses                                                  539          1,032
  Current installments of long-term debt                                  961          1,062
                                                                     --------       --------
        Total Current Liabilities                                       5,321         16,041

Revolving bank line of credit                                           8,276             --
Long-term debt, excluding current installments                            523            878
                                                                     --------       --------
        TOTAL LIABILITIES                                              14,120         16,919
                                                                     --------       --------
STOCKHOLDERS' EQUITY:
Common stock, no par value; Authorized:  50,000,000 shares;
     issued and outstanding: 3,244,905 shares at March 31, 2001
     and 3,324,195 shares at June 30, 2000(1)                           8,298          8,576
Retained earnings                                                       5,618          4,202
Accumulated other comprehensive loss                                     (296)           (79)
                                                                     --------       --------
    Total stockholders' equity                                         13,620         12,699
                                                                     --------       --------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 27,740       $ 29,618
                                                                     ========       ========


     See accompanying notes to unaudited consolidated financial statements.


(1) The number of shares outstanding at June 30, 2000 has been retroactively adjusted to give effect to a 1-for-5 reverse stock split of the outstanding shares on November 27, 2000.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                     Three-Months Ended      Nine-Months Ended
                                                           March 31,               March 31,
                                                     -------------------     -------------------
                                                       2001       2000         2001       2000
                                                     -------    --------     -------    --------
Net sales                                            $10,592    $ 11,119     $34,575    $ 35,756
Cost of sales                                          6,966       8,681      22,626      24,976
                                                     -------    --------     -------    --------
Gross profit                                           3,626       2,438      11,949      10,780
Selling, general and administrative expenses           2,617       4,956       8,892      11,072
                                                     -------    --------     -------    --------
Operating income (loss)                                1,009      (2,518)      3,057        (292)
Other (income) expenses:
    Interest expense, net                                186         235         686         730
    Other, net                                           155          (8)          1         (86)
                                                     -------    --------     -------    --------
                                                         341         227         687         644
                                                     -------    --------     -------    --------
Income (loss) before income taxes                        668      (2,745)      2,370        (936)
Income tax expense (benefit)                             279      (1,138)        954        (378)
                                                     -------    --------     -------    --------
Net income (loss)                                    $   389    $ (1,607)    $ 1,416    $   (558)
                                                     =======    ========     =======    ========
Per Share Data(1):
   Earnings (Loss) Per Share -- Basic and Diluted    $  0.12    $  (0.48)    $  0.43    $  (0.17)
                                                     =======    ========     =======    ========
   Weighted Average Shares -- Basic and Diluted        3,256       3,333       3,285       3,352
                                                     =======    ========     =======    ========


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

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           Nine-Months Ended
                                                                                March 31,
                                                                        -----------------------
                                                                          2001           2000
                                                                        --------       --------
Net Income (Loss)                                                       $  1,416       $   (558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                             331            415
    Amortization of other assets                                             252            211
    (Gain) loss on sale of property and equipment                              2            (10)
    Decrease in allowance for doubtful accounts                              (43)          (666)
    (Increase) decrease in trade accounts receivable                      (1,489)         1,401
    (Increase) decrease in other receivables                                 479           (125)
    Decrease in notes receivable                                              93            100
    Decrease in inventories                                                1,864            927
    Decrease in prepaid expenses and other assets                            173            157
    Increase in deferred income taxes                                         --            (91)
    Increase in accounts payable                                             148            291
    Increase (decrease) in accrued payroll and related expenses               38             (8)
    Decrease in other accrued expenses                                      (493)          (621)
                                                                        --------       --------
        Net Cash Provided By Operating Activities                          2,771          1,423
                                                                        --------       --------
Cash Flows From Investing Activities:
    Proceeds from sale of property and equipment                              --             38
    Capital expenditures                                                    (288)          (246)
                                                                        --------       --------
        Net Cash Used In Investing Activities                               (288)          (208)
                                                                        --------       --------
Cash Flows From Financing Activities:
    Payments on line of credit                                           (11,470)       (13,618)
    Payments on long-term debt                                              (456)          (688)
    Borrowings on line of credit                                           9,434         13,002
    Issuance and repurchase of common stock                                 (278)          (149)
    Repayment of notes receivable from directors                              --             47
                                                                        --------       --------
        Net Cash Used In Financing Activities                             (2,770)        (1,406)
                                                                        --------       --------
Net decrease in cash                                                        (287)          (191)
Cash at beginning of period                                                  451            534
                                                                        --------       --------
CASH AT END OF PERIOD                                                   $    164       $    343
                                                                        ========       ========


     See accompanying notes to unaudited consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  CONSOLIDATED FINANCIAL STATEMENTS:

        The consolidated financial statements for the three-month and the nine-month periods ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, adjustments necessary to present fairly the consolidated financial position at March 31, 2001 and the results of operations for the periods then ended have been made. All such adjustments are of a normal recurring nature.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for its fiscal year ended June 30, 2000. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the operating results that might be expected for the full fiscal year ending June 30, 2001.

2.  INVENTORIES:

        Inventories consisted of the following at:

                                          March 31, 2001     June 30, 2000
                                          --------------     --------------
                                                    (In thousands)
        Raw materials                         $ 4,758            $ 6,620
        Work-in-process                           611                320
        Finished goods                          4,758              5,051
                                              -------            -------
        Total inventories                     $10,127            $11,991
                                              =======            =======

3.  LONG-TERM DEBT:

        Pacer has a revolving bank credit line that permits it to borrow up to $15.0 million, primarily to fund working capital requirements, subject to a ceiling on borrowings tied to Pacer's outstanding accounts receivables and the level of inventories that are maintained. Borrowings under the credit line bear interest at the bank's prime rate (8.0% as of March 31, 2001) less 0.5%, or at a LIBOR base rate plus 2.00%. The credit line also provides for performance based pricing that would allow the adjustment to the LIBOR based rate to be reduced to 1.75%. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is December 31, 2002. Pacer also is permitted to use borrowings under the new credit line to make purchases of up to $0.8 million of its outstanding shares of common stock per year. As of March 31, 2001, $8.3 million of borrowings were outstanding under the line of credit. Of this amount, $3 million bears interest at a LIBOR base rate of 5.5% plus 2%. An additional $3 million bears interest at a LIBOR base rate of 5.375% plus 2%. The remaining balance outstanding of $2.3 million bears interest at prime less 0.5%.

        In order to reduce fees on the unused portion of its revolving credit facility, on May 2, 2001 a total of $2 million of Pacer's borrowings under the revolving credit line were converted into a three year term loan by adding those borrowings to an existing term note with a then outstanding principal balance of $688,000. At the same time, the principal amount of available borrowings under the revolving credit facility was reduced from $15 million to $13 million. The term loan bears interest at either the bank's prime rate less 0.5% or at a fixed LIBOR rate and is payable in monthly installments of principal, each in the amount of $76,000, plus interest, to the maturity date of April 2004.

        In connection with the line of credit, the Company maintains a Commercial Letter of Credit, Standby Letter of Credit, and Banker's Acceptance sub-features, not to exceed $1,500,000 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the line of credit and expires on December 31, 2002. As of March 31, 2001, outstanding letters of credit obtained under this facility totaled $396,000.

        In addition, Pacer has obtained the following additional credit facilities from the same bank:

        (1) A $2,750,000 term loan that bears interest at the bank's prime rate (8.0% at March 31, 2001) less 0.5%, or at a LIBOR base rate of 6.75% plus 1.625% per annum, is secured by all of the Company's assets and is payable in monthly installments of principal, each in the amount of $76,000, plus interest which has a maturity date of January 2, 2002. As of March 31, 2001, the outstanding principal balance of this term loan was $840,000.

        (2) A term loan commitment of $750,000, which is available to Pacer to fund capital expenditures. Any borrowings under this commitment will bear interest at the bank's prime rate, less 0.5%, per annum and will mature on January 2, 2006. This non-revolving term loan permits draws up to the full commitment amount during the first year. At the first anniversary, any amount outstanding is repayable with principal payments due over the next 48 months. At March 31, 2001, the outstanding balance was $331,000.

        The agreements with the bank require Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of March 31, 2001, Pacer was in compliance with or had received waivers with respect to all of these covenants.

4.  COMMITMENTS AND CONTINGENCIES:

        We have entered into sales agreements with many of our customers that contain pricing terms, including the amounts of promotional allowances and co-op advertising, renewability clauses, and provisions that convey trademark rights. Each of these agreements are unique and may include one or more of these features as part of its terms.

5.  COMPREHENSIVE INCOME:

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

        The total comprehensive income for the quarter ended March 31, 2001 was $166,000 compared to a loss of $1.6 million for the same quarter in the prior fiscal year. The difference is primarily the result of an increase in net income during the current year. The impact of changes in foreign currency valuation was a loss of $223,000 and a loss of $14,000 in the quarters ended March 31, 2001 and 2000 respectively.

        Comprehensive income for the nine-month period ended March 31, 2001 and 2000 was $1,199,000 and a loss of $551,000 respectively. The impact of changes in foreign currency valuation was a loss of $217,000 and a gain of $7,000 in the nine-month periods ended March 31, 2001 and 2000 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        The following table presents selected line items from the Company's statements of operations for the three and nine month periods ended March 31, 2001 and 2000 as a percentage of net sales:

                                                     Three Months Ended     Nine-Months Ended
                                                           March 31,             March 31,
                                                      -----------------     -----------------
                                                       2001       2000       2001       2000
                                                      ------     ------     ------     ------
    Net sales                                         100.0%     100.0%     100.0%     100.0%
    Gross profit                                       34.2%      21.9%      34.6%      30.1%
    Selling, general and administrative expenses       24.7%      44.6%      25.7%      31.0%
    Operating income (loss)                             9.5%     (22.7)%      8.9%      (0.9)%
    Other expenses, net                                (3.2)%     (2.0)%     (2.0)%     (1.7)%
    Income (loss) before income taxes                   6.3%     (24.7)%      6.9%      (2.6)%
    Net income (loss)                                   3.7%     (14.5)%      4.1%      (1.6)%

        Net sales. Net sales for the quarter ended March 31, 2001 declined by $527,000 or 4.7% to $10.6 million from $11.1 million for the same quarter in the prior year. Sales for the nine-months ended March 31, 2001 were $34.6 million, a 3.3% decrease from the $35.8 million recorded in the first nine-months of fiscal 2000. These decreases in net sales were the result of a slowing of the economy that began in the second and continued in the third quarter of the current fiscal year that adversely affected consumer demand for our products and led to increased price competition within certain of our distribution channels.

        Gross profit. Our gross margin improved to 34.2% in the quarter ended March 31, 2001 from 21.9% for the same period in the prior year. For the nine-months ended March 31, 2001 our gross margin improved to 34.6% from 30.1% for the same nine months of the prior fiscal year. The gross margins in the three and nine month periods ended March 31, 2000 included an inventory write-down of $1.5 million. The gross margin for the three and nine month periods of the prior year would have been 35.4% and 34.3%, respectively, without that inventory write-down.

        Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2001 were $2.6 million, or 24.7% of net sales, as compared to $5.0 million, or 44.6% of net sales for the same quarter of the prior year. For the nine-month period ended March 31, 2001, SG&A expenses were $8.9 million, or 25.7% of net sales, as compared to $11.1 million or 31.0% of sales for the same nine-month period in the prior year. These decreases were primarily attributable to the fact that SG&A expenses in the third quarter and nine months ended March 31, 2000 included expenses consisting of asset write-downs of $1.3 million associated with promotional and advertising programs and a restructuring charge of $0.3 million.

        Operating income (loss). In the quarter and nine months ended March 31, 2001 we generated operating income of $1.0 million and $3.1 million, respectively, due to the improvements in gross margin and the reductions in SG&A expenses. By comparison, we incurred operating losses of $2.5 million and $0.3 million in the quarter and nine months ended March 31, 2000, respectively, due primarily to the write-downs and restructuring charges incurred during those periods.

        Other expense, net. Other expense consists primarily of interest expense and foreign currency translation adjustments recorded in our United Kingdom operations. Interest expense declined by 21% and 6% respectively, in the three and nine month periods ended March 31, 2001 as compared to the respective corresponding periods of the prior year. Those decreases were the result of a reduction in average borrowings outstanding as a result of cost savings in the current year that enabled the Company to improve its internally generated cash flow. However, these reductions in interest expense were more than offset by increases in other expenses during the three and nine months ended March 31, 2001 that were primarily attributable to a weakening of the British pound relative to the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used by all activities during the nine months ended March 31, 2001 was $287,000, compared to cash used of $191,000 during the first nine-months of the prior year.

        Cash provided by operations during the nine months ended March 31, 2001 was $2.8 million compared to cash provided of $1.4 million during the corresponding period of the prior year. This improvement in cash flow was due primarily to decreases in inventories and other receivables.

        Cash used by investing activities during the nine months ended March 31, 2001 was $288,000 as compared to $208,000 during the corresponding period of the prior year due to an increase in capital expenditures.

        Cash used in financing activities was $2.8 million during the first-nine months of fiscal year 2001 as compared to $1.4 million during the same period of the prior year, due primarily to reductions in bank borrowings made possible by increased cash flow from operations.

        For the three and nine-month periods ended March 31, 2001, we funded our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving line of credit from a bank. Borrowings under the credit line bore interest at the bank's prime rate (8.0% at March 31, 2001) less 0.5%, or at the bank's LIBOR base rate, plus 2.0% and are secured by substantially all of our assets. This credit line provides for interest only payments until its maturity at December 31, 2002 and, at March 31, 2001, outstanding borrowings under the revolving credit line totaled $8.3 million.

        We believe that borrowings under our revolving credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Application of this accounting standard did not have a material impact on our financial position, results of operations or liquidity in the three and nine-month periods ended March 31, 2001.

FORWARD-LOOKING STATEMENTS

        Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future financial performance, constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of future performance that are based upon current information and that are subject to a number of risks and uncertainties that could cause actual operating results during future periods, including the balance of the current fiscal year, to differ significantly from those expected at the current time. Those risks and uncertainties are set forth in detail in Pacer's Annual Report on Form 10-K for its fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission on September 28, 2000 and include, but are not limited to the following:

        Dependence on Major Customers. Even though no single customer represents more than 10% of our total sales volume, our customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected reductions in sales and earnings.

        Uncertainties Relating to Restructuring Program and New Marketing Initiatives. Although we believe that the restructuring and marketing programs that we have recently implemented will result in improvements in our operating results, there are a number of factors outside our control that could prevent us from achieving improved results, including adverse changes in prevailing economic conditions and increases in competition from other adhesive and nail care product manufacturers and suppliers. Additionally, if we decide to dispose of or discontinue the manufacture of less profitable products to enhance the profitability of our future operations, we may have to write down the carrying value of related assets that would cause our operating results to decline on a near term basis, similar to what occurred in the third quarter of the fiscal year ended March 31, 2000.

        Risks of Foreign Operations. Our operating results could decline as a result of foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries in Europe, Asia and Latin America where we sell our products and where we obtain some of our raw materials.

        Recent Changes in Economic Conditions. According to government and other public reports the quarters ended December 31, 2000 and March 31, 2001 were characterized by a slowing of consumer demand and confidence in the United States. We believe that, like other manufacturers of retail products, our sales during these quarters were adversely impacted by these conditions. A continued slowing of consumer demand could cause our sales to decline and could lead to increased price competition that could adversely affect our future operating results, including those during the balance of fiscal 2001.

        The forward looking statements contained in this Report are made only as of the date of the Report and Pacer undertakes no obligation to update or revise forward looking statements, whether as a result of new information, future events or developments or otherwise.

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

        In seeking to minimize the risks from interest rate fluctuations, Pacer manages exposures through its regular operating and financing activities. As of March 31, 2001, Pacer had outstanding $8.3 million under its revolving credit line. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $62,000 in fiscal 2001 pretax earnings. The fair value of borrowings under Pacer's revolving credit line approximate the carrying value of those obligations.


                          PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)    Exhibits:

               None

        (b)    Reports on Form 8-K

               On February 27, 2001, the registrant filed Form 8-K. The purpose of the filing was to disclose under Item 5 that the Company's Board of Directors had appointed Richard S. Kay to be its Chairman.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PACER TECHNOLOGY



Dated: May 11, 2001                     By:  /s/ RICHARD S. KAY
                                            -----------------------------------
                                             Richard S. Kay
                                             Chairman of the Board


Dated: May 11, 2001                     By:  /s/ LAURENCE HUFF
                                            -----------------------------------
                                             Laurence Huff
                                             Chief Financial Officer