Form 10-K405
period 2001-06-30
PACER TECHNOLOGY
filed 2001-09-26
CIK 275866

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K

(MARK ONE)

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                          COMMISSION FILE NUMBER 0-8864

                                PACER TECHNOLOGY
           (Exact name of the registrant as specified in its charter)

          California                                    77-0080305
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

        9420 Santa Anita Avenue
      Rancho Cucamonga, California                        91730
(Address of principal executive offices)                (Zip Code)

       Issuer's telephone number                      (909) 987-0550

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

        Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 10, 2001 was $10,229,572 (computed by reference to the average closing bid and asked prices of such stock on September 10, 2001, as reported on the NASDAQ SmallCap Market).

        The number of shares outstanding of the Registrant's Common Stock, as of September 10, 2001, was 3,090,505.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its Annual Meeting that is expected to be filed on or before October 29, 2001.

================================================================================

                           FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Report") contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such statements reflect management's current views of the Company's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, those described in Part I below under the caption "Certain Factors that Could Affect Future Performance" and in Part II under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers of this Report are urged to read those sections of this Report and are cautioned that, due to such risks and uncertainties, they should not place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

        Pacer Technology, Inc. is a leading manufacturer and supplier of high performance glues, epoxies and other adhesives for household, office and other consumer applications, and high performance adhesives, sealants and gaskets used in manufacturing, repair and industrial applications (collectively, "Adhesives Products"). We sell our high performance glue, adhesive and sealant products for the consumer market under such well known brand names as SUPER GLUE*, ProSeal and ZAP and those products are sold to consumers at over 77,000 retail store locations in the United States, including Wal-Mart, K-Mart and Target stores, Home Depot stores, Walgreens and Eckerd drug stores and grocery store chains such as Albertsons, Kroger and Safeway. Our adhesive products and sealants for manufacturing, repair and industrial applications are sold under the brand names SUPER GLUE, ProSeal and Pacer-Tech Industrial, to automotive aftermarket and heavy duty truck and maintenance and repair operations and manufacturers of medical devices and electronic subassemblies and components. In the fiscal years ended June 30, 2001, 2000 and 1999, our sales of Adhesives Products totaled approximately $30.5 million, $31.7 million and $28.6 million, respectively.

        Additionally, as a result of the acquisition, in March 1998, of Cook Bates, we have been a manufacturer and supplier of nail care products and implements, including, pumice stones, emery boards, tweezers, and nail clippers, for the professional beauty and self-nail care consumer markets. Those products have been sold, under Company-owned brand names such as "Gem", "Kurlash" and "Diamon Deb" and, also pursuant to license agreements, under the Oleg Cassini, Brut and Elvira brand names, at more than 26,000 retail establishments in the United States, including Wal-Mart, K-Mart, Walgreens and Eckerd. We also manufacture our nail care products for other nail product suppliers who market our products under their own brand names. In the fiscal years ended June 30, 2001, 2000 and 1999, our sales of nail care products totaled approximately $13.5 million, $16.0 million and $17.4 million, respectively.

        During the fiscal year ended June 30, 2001, approximately 14% of our sales were made outside of the United States, primarily in Europe and, to a lesser extent, in Canada and Latin America. Those sales consisted almost entirely of our Adhesive Products.

RECENT DEVELOPMENTS AND OUTLOOK FOR FISCAL 2002

        Recent Developments

        Sale of Nail Care Products Business. During the latter part of fiscal 2001, we concluded that our nail care business was not likely to meet the future performance goals that we had established for that business. In particular, nail care product sales were beginning to decline and our efforts to significantly improve the profitability of that business were being frustrated by, among other things, increased competition and a resulting proliferation of products in the market. We then considered a number of alternatives for improving future sales and increasing the profitability of our nail care products business; but concluded that this would require a considerable investment in capital and management resources which could not be justified by the potential return that could be realized from such an investment. As a result, we determined that the best alternative would be to focus on our core glue, adhesives and sealant businesses and to seek buyers for our nail care products business. That process, which began early in the last quarter of fiscal 2001, led first to


----------
   * ZAP and ProSeal are registered trademarks owned by Pacer. Gem, Kurlash and Diamon Deb are registered trademarks owned by Pacer and Oleg Cassini, Brut, and Elvira are registered trademarks, respectively, of Oleg Cassini, Inc., Chesebrough-Ponds and Queen"B" Productions.
See "Trademarks, Patents and Licenses."

the sale, in June 2001, of our California Chemical business, which consisted primarily of the production and sale of bulk liquids and powders for the sculptured acrylic finger nail processes. For that sale we received a total of $500,000 in cash plus the transfer by the buyer to Pacer of 145,000 shares of Pacer common stock owned by the buyer, which represented approximately 4.5% of our outstanding shares at the time of the sale.

        Then, in the first quarter of the current fiscal year that will end on June 30, 2002, we entered into a definitive agreement to sell our Cook Bates nail care product line, to The W.E. Bassett Company, another manufacturer of nail care products, for a cash purchase price of $5.5 million (which is subject to adjustment based on Cook Bates product inventories at closing). In addition, we expect to realize additional cash of between $3 million and $4 million, from collections of Cook Bates receivables that Pacer will be retaining, net of Cook Bates liabilities that are to be paid by Pacer. Consummation of the Cook Bates sale, which is contingent on satisfaction of certain conditions, is expected to take place at the end of September 2001.

        We believe that the sale of our nail care product businesses will enable us to achieve greater operating efficiencies and to improve the profitability of our core adhesive products business operations. We also expect that the sale of the Cook Bates product line will strengthen our financial condition because, among other things, that sale should result in an improvement in the quality of our assets and will generate cash that we will be using to reduce, at least on an interim basis, our outstanding bank borrowings.

        Management Changes. In February 2001, the Board of Directors appointed Richard S. Kay as its Chairman, after he had worked, since December 2000, in a consulting capacity formulating a new strategic plan for the Company. As Chairman of the Board, Mr. Kay began the process of implementing structural and operational changes at the Company that were designed to strengthen the Company's financial condition and better enable it to achieve the goals established in the new strategic plan. On July 9, 2001, Mr. Kay was appointed by the Board as Pacer's new Chief Executive Officer and President, with a mandate to continue those operational changes and to implement the new strategic plan.

        Fiscal 2001 Operating Results. We incurred a net loss of approximately $1 million in the fiscal year ended June 30, 2001. That loss was primarily attributable to (i) actions, taken to refocus Pacer's resources on growing its core Adhesives Product business, which included the closure of our United Kingdom distribution facility that resulted in approximately $500,000 of expenses, and the sale of our California Chemical product line which required us to take a one-time non-cash goodwill impairment charge of approximately $1.0 million, and a management reorganization and financial review which resulted in charges of approximately $500,000; and (ii) to a lesser extent, a 7.8% decline in our sales in fiscal 2001 as compared to fiscal 2000, which we believe was primarily the result of the slowing of the United States economy. See "Item 6 -- Selected Financial Data" and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

        Outlook for Fiscal 2002

        We currently expect improved profitability during the fiscal year ending June 30, 2002, due primarily to the divesture of our nail care products business, cost-cutting programs and new marketing and sales initiatives that are designed to achieve increases in our market share in the consumer adhesive products markets, and lower interest costs because we will be using the proceeds from the sale of the Cook Bates product line to reduce, at least on an interim basis, our outstanding bank borrowings. However, we expect our sales in fiscal 2002 will be significantly lower than in fiscal 2001 due to the sale of our nail care products business, which accounted for approximately $13.5 million, or 31%, of our total sales in fiscal 2001.

        Our operating results in fiscal 2002 are subject to certain risks and uncertainties discussed below in the section entitled "Certain Factors That Could Affect Our Future Performance" and, due to those and other factors or circumstances, our actual results could differ, possibly significantly, from our current expectations.

OUR CONSUMER PRODUCTS

        SuperGlue and Other Adhesive Products and Sealants

        Household and Office Products. We manufacture a broad range of glue and adhesive products that we market and sell primarily under the Super Glue brand name, for household and office uses. These products include a variety of adhesive products that we package into easy-to-use tubes, bottles, syringes, glue sticks, glue pens and fasteners, each designed for differing home and office applications. We sell these products to mass merchandisers, such as Wal-Mart, K-Mart and Target, drug store chains, such as Eckerd and Walgreens, grocery store chains, such as Kroger, Albertsons,

Safeway and Vons, office products and arts and crafts retailers such as Staples and Michaels. As of June 30, 2001, our household and office adhesive products could be purchased at more than 77,000 retail stores located primarily in the United States, and also in Europe, Canada and Latin America.

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

        Nail Care Products

        During the past three years we have been a manufacturer of a wide range of high quality nail care products that are sold in the professional beauty and home nail care consumer markets, primarily to drug and grocery store chains, mass merchandisers and specialty beauty supply businesses in the United States. These products, which include pumice stones, tweezers, clippers, toiletries, and emery boards, have been marketed under our Gem, Kurlash and Diamon Deb brand names and also under the Brut, Oleg Cassini and Elvira brand names pursuant to trademark licenses that we have obtained from the owners of those trademarks.

        As described above, we expect to complete the sale of our nail care products business at the end of September 2001. Included in that sale will be our inventories of nail care products and our trademarks and trademark licenses.

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

MARKETING

        Consumer Products

        Our Adhesive Products for the consumer markets are marketed and sold by our own internal sales personnel who focus on mass merchandisers and other national retail accounts, and by independent sales representative organizations that focus primarily on regional and local drug and grocery store chains. To facilitate sales of our Adhesive Products to mass merchandisers and drug and grocery store chains, we have designed a number of attractive and "eye-catching" product displays that facilitate sales of our products while minimizing the shelf space required to stock those products.

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

        Foreign Sales

        Our foreign sales, which accounted for 14% of total revenues in the fiscal year ended June 30, 2001 and 11% in fiscal 2000, are marketed and sold primarily in Western Europe and, to a lesser extent, in Canada and Latin America by our own sales personnel, independent sales representative organizations and wholesale distributors. Adhesive Products account for almost all of our foreign sales and, consequently, following the completion of the sale of the Cook Bates product line, we expect that our foreign sales will represent approximately 18% of total sales.

SOURCE AND AVAILABILITY OF RAW MATERIALS

        The materials used in the manufacture of our products are available from numerous sources, both within and outside the United States. However, to better control the quality and to obtain favorable pricing, we follow the practice of purchasing such materials from one or just a few suppliers. Dependence on a single supplier for any materials or supplies presents some risks, including the risk that we may be unable to readily obtain alternative product supply sources in the event a single source supplier encounters quality or other production problems, which could adversely affect our sales. However, we have not experienced any difficulties in meeting our requirements for these materials and supplies from our traditional suppliers and have no reason to expect to encounter such problems in the future. As is typical in our markets, in most instances we acquire our materials and supplies on a purchase order basis and we have no guaranteed price or delivery agreements with our suppliers.

        Approximately 32% of the materials and supplies we use in our business are obtained from foreign suppliers. As a result, our business is subject to the risk of fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. In addition, some of the packaging materials we use for our products are petroleum-based and are subject to increases in the cost of oil. However, packaging materials do not represent a significant portion of our total costs of goods and materials.

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

        Our principal competitors in our nail care products markets have included Revlon, W. E. Bassett (which will be purchasing the Cook Bates product line), Del Labs and 3-Bond.

CERTAIN FACTORS THAT COULD AFFECT OUR FUTURE PERFORMANCE

        Dependence on Certain Major Customers. Even though no single customer accounted for as much as 10% of our total sales in any of the past three years, our customers include several large national mass merchandisers and national and regional food and drug store chains that purchase substantial volumes of products from us. The loss of business from one or more of these larger customers could result in unexpected reductions in our sales and could possibly cause us to incur operating losses and reductions in cash flow that could increase our dependence on borrowings to fund operations.

        Technological Change and Competition. The markets for our products are characterized by frequent new product introductions and declining average selling prices over product life cycles and intense competition. As a result, our future performance is highly dependent upon the timely completion and introduction of new products at competitive prices and performance levels. In addition, we must respond to competitors in the various markets in which we operate. If we are not able to make timely introduction of new products or to respond effectively to competition, our business and operating results could be harmed. Moreover, a number of our competitors have greater financial and marketing resources than we have.

        Risks of Foreign Operations. Approximately 14% of our total sales in fiscal 2001 and 11% in fiscal 2000 were made outside the United States, primarily in Europe, Canada and Latin America and, following the completion of our sale of our nail care products business, foreign sales will represent approximately 18% of our total sales. Additionally, approximately 32% of our raw material purchases are made from suppliers based outside the United States. As a result, our operating results could decline as a result of foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries where our products are sold and where we obtain some of our raw materials. We do not attempt to hedge the risks of foreign currency fluctuations by means of exchange agreements or other financial instruments.

        Uncertainties Relating to Repositioning Plan. During fiscal 2001, we decided to focus our capital and management resources on improving and growing our core Adhesives Products business and to divest ourselves of our Cook Bates product line, the sale of which is expected to be completed by the end of September 2001. Although we believe that this plan will result in improvements in the profitability of our business, there are a number of factors that could prevent us from achieving those improvements, including adverse changes in prevailing economic conditions, increases in competition from other adhesive products manufacturers and suppliers and changes in foreign exchange rates, among others.

        Effects of a Slowing Economy. Sales of adhesive products, particularly for consumer use is affected by the availability of disposable income, which is affected by economic conditions in our markets. During the second half of fiscal 2001 our sales of adhesives products began to slow, we believe, due to the slowing of the United States economy, which has continued into the current fiscal year ending June 30, 2002. Unless economic conditions improve, our sales may be adversely affected during the current fiscal year as well.

        Risks associated with Expansion of our Adhesives Products Business. If appropriate opportunities present themselves, we also intend to acquire other adhesive products businesses or product lines that we believe will help us to expand our business. The process of integrating an acquired business or product line may result in operating difficulties and expenditures which we cannot anticipate and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses or product lines might require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might be dilutive to existing shareholders.

RESEARCH AND DEVELOPMENT

        We conduct on-going product development and research programs, the primary objectives of which are to enhance the quality and durability of our products and to develop new adhesive products. Product development and research expenditures were approximately $318,000, $467,000, and $471,000 in the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The decrease in fiscal 2001 was the result of a reduction in product development expenditures relating to the California Chemical product line and the Company's decision to suspend research and development efforts associated with poultry adhesive/sealants and a medical cyonoacrylate formulation.

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

TRADEMARKS, PATENTS AND LICENSES

        We have 25 registered trademarks, the most important of which are Pacer, Pacer Technology, Zap, ProSeal, ProWeld, Pro-Lock and Pro-Seal Gasket, Pacer-Tech, which are used in the marketing of our Adhesives Products. We also hold 17 patents, which relate primarily to the packaging of our products. However, we believe that the expiration or loss of any of these patents would not have a material impact on our business.

        We also have 4 registered trademarks, the most important of which are Gem, Kurlash and Diamon Deb, that were used in marketing our nail care products. We also market some of those products under the Oleg Cassini, Brut and Elvira brand names, under license agreements with the owners of those trademarks. Those agreements, expiring between November 2001 and March 2003, require the payment of royalties on sales of products using those trademarks and require Pacer to meet certain minimum sales and product quality requirements. Pacer is in compliance with each of those agreements and in the past these agreements have been renewed by the trademark owners. Those trademarks and trademark licenses are being sold as part of the sale of our Cook Bates business.

EMPLOYEES

        At August 31, 2001, we employed 130 people on a regular full-time basis. At various times during the year we also employ up to 95 additional personnel on a temporary basis. We expect that the sale of our nail care products business will result in a significant reduction in temporary employees and to a lesser extent, the number of full-time employees. None of our employees are employed under any collective bargaining agreements, we have not experienced any work stoppages and we believe that we have good relations with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

        Our headquarters, principal manufacturing and research and development facilities are located in a 47,700 square foot building in Rancho Cucamonga, California. We also occupy a 62,134 square foot distribution facility, also located in Rancho Cucamonga, California. Both of these facilities are leased under operating leases expiring on May 31, 2009. We are planning to relocate our distribution operations to our headquarters building during fiscal 2002. When that relocation is completed,we will seek to sublet or to obtain an early termination of our existing lease for the distribution facility.

        We also lease a 10,384 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires on October 31, 2004.

        During fiscal 2001, we also maintained a sales and distribution office at a leased facility in Essex, England. This lease expired in July of 2001 and was not renewed. However, we currently maintain a sales office in Worcestershire, England.

        We also lease a 41,040 square foot facility in Memphis, Tennessee, that we had used to warehouse and distribute products to customers located in the Midwest and East. As part of our restructuring and cost cutting program we moved those functions to our Rancho Cucamonga, California facility and vacated the Memphis facility in June 2000. The lease for the Memphis facility expires May 31, 2003 and we are currently sub-leasing 27,360 square feet of this facility.

        We believe our present facilities are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

        A lawsuit was filed on September 27, 1999, in the Superior Court of California by James T. Munn and Roberto J. Cavazos, Jr., who are former officers of Pacer. The lawsuit alleged that Pacer and its Board of Directors breached their fiduciary duties to shareholders and that the Board of Directors sought special treatment in a proposed sale of Pacer in June 1998 and cited their failure to publicly disclose the offer to shareholders. We filed a demurrer to the complaint that led the court to dismiss the suit on grounds that it could only be brought as a derivative action on behalf of Pacer. On March 15, 2000, the plaintiffs re-filed their suit as a derivative action in the California Superior Court in which they made the same allegations and in which they sought unspecified damages against certain incumbent and former directors of the Company, but not against the Company. The parties have entered into settlement agreements which call for, among other things, a complete and final dismissal of the derivative action as well the entry of a judgment in favor of the defendant directors and officers.

        As part of the settlement agreements, the plaintiffs preserved the right to appeal the court's ruling, in sustaining the demurrer of their initial action, that such action could only be brought as a derivative action. To our knowledge, the plaintiffs have not as of yet filed such an appeal. In the event no appeal is filed or if an appeal is filed but is unsuccessful for plaintiffs, the settlement agreements call for the payment of $60,000 to plaintiffs' counsel as partial compensation for attorneys fees. If an appeal is filed and plaintiffs prevail, the parties have agreed that plaintiffs may reinstitute their original action limited to the prosecution of their individual claims, but may not, in any event, reinstitute the derivative action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS OF REGISTRANT

         NAME OF OFFICER         AGE                   OFFICE
         ---------------         ---                   ------
 Richard S. Kay.....................  59    Chairman of the Board of Directors,
                                            Chief Executive Officer and President
 Laurence R. Huff...................  41    Chief Financial Officer

        MR. KAY was appointed Chief Executive Officer and President on July 9, 2001. He was named Chairman of the Company's Board of Directors on February 21, 2001. Mr. Kay has been a CEO and CFO for several companies operating in different industries, including manufacturing and consumer products, energy and healthcare. He was the CFO for three different companies during their initial public offerings and the CFO for four companies during the course of their merger transactions. Most recently he served as the COO and CFO for TruCost Food Systems, a company formed in 1999 to develop a foodservice web site. Beginning in 1992, he served as CFO of Paragon Steakhouse Restaurants. He was promoted to CEO in 1997 and was responsible for the turnaround for this owner and operator of 73 upscale casual restaurants, with more than 4,000 employees located in eleven states. Paragon was sold in 1999.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Market for Our Shares

        Our common stock is traded in the over-the-counter market and is listed on the NASDAQ SmallCap Market under the symbol "PTCH". High and low bid quotations for each of the quarters in the fiscal years ended June 30, 2001 and 2000 are listed below:

                                                       HIGH(1)           LOW(1)
                                                       ------            ------
        FISCAL YEAR ENDED JUNE 30, 2001:
          First Quarter ........................       $5.000            $3.750
          Second Quarter .......................        4.375             1.969
          Third Quarter ........................        3.250             2.313
          Fourth Quarter .......................        3.300             2.063
        FISCAL YEAR ENDED JUNE 30, 2000:
          First Quarter ........................       $5.315            $4.375
          Second Quarter .......................        6.250             4.845
          Third Quarter ........................        9.375             4.530
          Fourth Quarter .......................        5.155             3.830

----------
(1) All amounts give effect to a 1-for-5 reverse stock split approved by shareholders on November 21, 2000.

    Number of Record Shareholders

        The approximate number of record holders of our shares as of September 18, 2001 was 1,829.

    Dividends and Share Repurchases

        Pacer has a policy of retaining earnings to support the growth of its business and, therefore, we do not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends is restricted by our loan agreements.

        In fiscal 2000, we adopted an open market and private stock repurchase program. Through June 30, 2001, we had made $628,000 of share purchases under that program, that were funded with a combination of internally generated funds and borrowings under our bank line of credit. We intend to make additional share purchases during the current fiscal year ending June 30, 2002, when opportunities arise to do so at favorable prices. However, such purchases may be limited by certain bank loan covenants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The consolidated selected operating data set forth below for the fiscal years ended June 30, 2001, 2000 and 1999, and the selected balance sheet data at June 30, 2001 and 2000, are derived from the Company's audited financial statements included elsewhere in this Report. The selected financial data for the fiscal years ended June 30, 1998 and 1997 and at June 30, 1999, 1998 and 1997 are derived from audited financial statements which are not included in this Report. The consolidated selected operating data for the fiscal year ended, and the balance sheet data at, June 30, 1998 include the operations of Cook Bates from March 4, 1998, when those operations were acquired by Pacer. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                                          YEAR ENDED JUNE 30,
                                                -----------------------------------------------------------------------
                                                          (ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                -----------------------------------------------------------------------
SELECTED OPERATING DATA:                          2001             2000            1999           1998           1997
                                                --------         --------         -------        -------        -------
   Net sales ...........................        $ 43,961         $ 47,685         $46,048        $31,939        $25,678
   Gross profit ........................          13,388           15,156          15,257         11,346          9,158
   Selling, general &
     administrative(1) .................          13,956           14,429          12,217          8,374          6,596
   Operating income (loss) .............            (568)             727           3,040          2,972          2,562
   Other expense, net ..................             841              863             803            309             76
   Income (loss) before income taxes ...          (1,409)            (136)          2,237          2,663          2,486
   Income tax expense (benefit) ........            (393)            (439)            951          1,122          1,269
   Net income (loss) ...................        $ (1,016)        $    303         $ 1,286        $ 1,541        $ 1,217
   Earnings (loss) per share(2):
     Basic .............................        $  (0.31)        $   0.09         $  0.40        $  0.49        $  0.39
     Diluted ...........................        $  (0.31)        $   0.09         $  0.38        $  0.44        $  0.37

                                                                 AS OF JUNE 30,
                                      -------------------------------------------------------------------
BALANCE SHEET DATA:                    2001           2000           1999           1998           1997
                                      -------        -------        -------        -------        -------
   Total assets ..............        $22,871        $29,618        $30,618        $27,799        $14,026
   Working capital ...........          8,244          8,267         18,825         14,504          5,778
   Borrowings(3) .............          7,856         12,252         12,703          9,869          1,276
   Shareholders' equity ......         11,074         12,699         12,641         10,632          8,762

------------
(1) Inclusive of goodwill impairment charge of $1,042,000 in 2001 incurred in connection with the sale of the California Chemical product line.

(2) See Note 11 to the Consolidated Financial Statements included elsewhere in this Report. Per share amounts have been retroactively adjusted to give effect for a 1-for-5 reverse stock split of outstanding shares approved by shareholders on November 21, 2000.

(3) Includes current portion of long-term debt. For additional information regarding borrowings, see Note 5 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We incurred a net loss of approximately $1.0 million in the fiscal year ended June 30, 2001. The loss was primarily attributable to (i) actions, taken to refocus Pacer's resources on growing its core Adhesives Product business, that included the closure of our United Kingdom operations, the sale of our California Chemical nail care acrylics business and a management reorganization and financial review, which led to fourth quarter charges totaling approximately $2.0 million, inclusive of a non-cash charge of approximately $1.0 million for goodwill impairment resulting from the sale of the California Chemical product line; and (ii) to a lesser extent, a 7.8% decline in our sales in fiscal 2001 as compared to fiscal 2000, which we believe is primarily the result of the slowing of the United States economy.

        Of our $44.0 million in total sales in fiscal 2001, approximately $13.5 million, or 31%, were attributable to sales of nail care products. Due to the sale of our California Chemical product line which was consummated in June 2001 and the anticipated sale of the Cook Bates product line that is scheduled to take place at the end of September 2001, we anticipate that after the first quarter, our total sales for fiscal 2002 will consist almost entirely of Adhesives Products and, as a result, total sales will be significantly lower than in prior years. However, at the same time, we expect that the sale of our nail care business will result in an improvement in our gross profit margin, and reductions in our operating expenses and interest expense, in fiscal 2002 as compared to fiscal 2001.

Results of Operations

        The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of the Company's net sales:

                                                  2001        2000        1999
                                                 ------      ------      ------
        Net sales ...........................    100.0%      100.0%      100.0%
        Cost of sales .......................     69.5%       68.2%       66.9%
        Gross profit ........................     30.5%       31.8%       33.1%
        Selling, general & administrative ...     31.8%       30.3%       26.5%
        Other expense, net ..................      1.9%        1.8%        1.7%
        Income (loss) before taxes ..........     (3.2)%      (0.3)%       4.9%
        Net income (loss) ...................     (2.3)%       0.6%        2.8%

    Fiscal Years ended June 30, 2001 and 2000

        Net Sales. Net sales declined $3.7 million to $44.0 million or 7.8% from the prior year. Sales in the United States, which represented 86% of our total sales in fiscal 2001, decreased 10.4% from $42.4 million to $38.0 million. That decline, we believe, was primarily attributable to a slowing of the United States economy in fiscal 2001. International sales, which consist primarily of Adhesives Products, increased to approximately $6.0 million, or 14% of total sales, in fiscal 2001 as compared to $5.3 million, or 11% of total sales, in fiscal 2000.

                In fiscal 2000 net sales increased by $1.6 million to $47.7 million or 3.6% from the prior year. Sales in the United States, which represented 89% of total net sales in fiscal 2000, increased by 3.9% to $42.4 million. The domestic revenue growth was primarily attributable to increases in unit sales of our Super Glue, nail care and Pro Seal products that were attributable to new marketing programs that resulted in an increase in the number of store locations at which those products are sold. International sales remained relatively unchanged in fiscal 2000 as compared to the prior fiscal year, totaling $5.3 million, or 11% of total net sales for fiscal year 2000, as compared to $5.2 million and 11% of total net sales in fiscal 1999.

        Gross Profit. Our gross margin (gross profits stated as a percentage of net sales) declined to 30.5% in fiscal 2001 from 31.8% in fiscal 2000, due primarily to $500,000 of charges in the quarter ended June 30, 2001 as a result of our closure of our United Kingdom operations. Excluding those charges, our gross margin would have remained relatively unchanged at approximately 31.6% in fiscal 2001.

                We currently anticipate improvements in efficiencies and, therefore, in our gross margin during the fiscal year ending June 30, 2002 as a result of the closure of our United Kingdom operations and the sale of our California Chemical business in the fourth quarter of fiscal 2001 and the consummation of our sale of Cook Bates, which is scheduled to take place at the end of September 2001.

                In fiscal 2000, our gross margin declined to 31.8% from 33.1% in fiscal 1999, due primarily to a $1.5 million inventory write-down in the quarter ended March 31, 2000 in connection with a restructuring and cost reduction program implemented during that quarter. Excluding the inventory write-down, our gross margin would have increased to approximately 35.0% in fiscal 2000 as a result of operating efficiencies achieved primarily in the fourth quarter of fiscal 2000.

        Selling, General & Administrative Expenses. Selling, general and administrative ("SG&A") expenses (inclusive of goodwill amortization charges arising from prior acquisitions of businesses), decreased by $473,000 or 3.3% in fiscal 2001, as compared to fiscal 2000. However, due to a one-time goodwill impairment charge of approximately $1.0 million recorded on the sale of the California Chemical business, as a percentage of net sales, SG&A expenses increased to 31.8% in fiscal 2001 from 30.3% in fiscal 2000. Excluding that charge, SG&A expenses would have decreased by $1.5 million, and as a percentage of net sales, would have declined to 29.3% of net sales, in fiscal 2001. During fiscal 2001, goodwill amortization charges (exclusive of the goodwill impairment charge that resulted from the sale of the California Chemical product line) totaled approximately $332,000 as compared to $287,000 in fiscal 2000.

                In fiscal 2000, SG&A expenses increased both in absolute dollars and as a percentage of net sales in fiscal 2000 as compared to fiscal 1999. These increases were due to asset write-downs associated with promotional and advertising expenses in the amount of $1.3 million, a restructuring charge of $315,000, and expenses of $350,000 incurred to defend a proxy contest waged by a group of dissident shareholders at the Annual Meeting held in November 2000. Also contributing to the increase were higher marketing expenditures to support the increase in sales volume. Goodwill amortization charges in fiscal 2000 totaled approximately $287,000 as compared to $282,000 in fiscal 1999.

        Other Expense, Net. Other expense, net, consists primarily of interest charges on outstanding bank borrowings and foreign currency translation gains and losses. Interest expense decreased by $150,000 as a result of reductions in outstanding debt and interest rates. Those reductions were offset by foreign currency translation losses associated with our United Kingdom operations. We currently expect that interest expense will decline in fiscal 2002, because we intend to use the proceeds we obtain from the sale of the Cook Bates product line to reduce our outstanding bank indebtedness until such time as we are able to employ such funds to grow our Adhesives Products business.

                Other expense, net, in fiscal 2000, which also consisted primarily of interest charges on outstanding bank borrowings, was approximately the same as in fiscal 1999.

        Income Tax Expense (Benefit). The income tax benefit of $393,000 in fiscal 2001 was the result of the net operating loss for fiscal 2001. In fiscal 2000, the income tax benefit of $439,000 was primarily attributable to a reduction in the provision required for state and local sales and use taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by all activities in fiscal 2001 was $20,000 versus cash used of $83,000 in the prior year.

        Cash provided by operating activities during fiscal year 2001 was $4.7 million compared to $1.3 million in fiscal year 2000, despite the decrease in net income of $1.3 million in fiscal year 2001 from fiscal year 2000. That increase in cash flow from operations was due primarily to decreases in trade accounts receivable and in inventories, which was partially offset by decreases in accounts payable and deferred income taxes.

        Cash provided by investing activities was $22,000 compared to cash used of $308,000 in the prior year, primarily as a result of the sale, in the fourth quarter of fiscal 2001, of our California Chemical product business.

        Cash used in financing activities in fiscal 2001 was $4.7 million as compared to cash used of $1.1 million in the prior year, because we were able to reduce net borrowings under our bank credit facilities by $4.4 million during fiscal 2001, due to improvements in internally generated cash flow primarily as a result of decreases in trade receivables and inventories as compared to fiscal 2000.

        We fund our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving bank credit line pursuant to which we were entitled, during fiscal 2001, to borrow the lesser of
(i) $13 million or (ii) the sum of 80% of the face dollar amount of eligible accounts receivable and approximately 40% of inventories (the "borrowing base"). During fiscal 2001 our credit line borrowings bore interest at the bank's prime rate (6.75% at June 30, 2001), less 0.5%, or at the bank's LIBOR base rate, plus 2.00%. We are required to make monthly interest-only payments on the credit line until its maturity date of December 31, 2002. Prepayments of the principal balance are permitted without penalty. Borrowings under the credit line are secured by substantially all of our assets. At June 30, 2001 and 2000, outstanding borrowings totaled $7.6 million and $11.8 million, respectively.

        In order to reduce fees on the unused portion of the revolving credit line, on May 2, 2001 a total of $2 million of Pacer's borrowings under the revolving credit line were converted into a three year term loan by adding those borrowings to an existing term note with a then outstanding principal balance of $688,000. At the same time, the principal amount of available borrowings under the revolving credit facility was reduced from $15 million to $13 million. The term loan bears interest at either the bank's prime rate less 0.5% or at a fixed LIBOR rate and is payable in monthly installments of principal, each in the amount of $76,000, plus interest, to the maturity date of April 2004. As of June 30, 2001, the term loan balance is $2.6 million.

        As a result of the sale of our California Chemical product line, and the sale of the Cook Bates product line that is scheduled to take place in late September 2001, we believe that our requirements for external financing will be greatly diminished, at least during the next 12 month. Accordingly, effective as of September 17, 2001, we reduced the amount of our line of credit to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus approximately 40% of the cost of our inventories. At the same time, the LIBOR based interest rate on our credit line borrowings was increased to LIBOR plus 2.50% per year and the prime rate based interest rate was increased to 0.25% below the bank's prime rate.

        One of the conditions set by our bank lender, in granting its consent to the Cook Bates sale, was that we use a portion of the proceeds from that sale to retire the term loan and that, if we were to fail to do so, the bank would require that the maturity date of our revolving credit line be shortened by one year to January 1, 2002. Accordingly we plan to retire the term loan with proceeds from the Cook Bates sale and we also intend to use some of the proceeds to reduce outstanding borrowings under the credit line, at least until such time as we need such our borrowings for our Adhesives Products business.

        In December 1999 the bank agreed to permit us to use a portion of the borrowings under the credit line, in amounts not to exceed an aggregate of $100,000 per fiscal quarter, to repurchase shares of our common stock in an open market and private common stock repurchase plan. On March 1, 2001, the amount we could use to repurchase common stock was increased to $800,000 per year, subject to certain bank covenants. The amount of repurchases is also limited by certain Securities and Exchange Commission volume and price restrictions. Pursuant to that plan we used borrowings and internally generated funds totaling $323,000 to repurchase 87,290 of our shares in fiscal 2001 and bank borrowings of $305,000 to repurchase 54,900 of our shares in fiscal 2000.

        We believe that availability under the credit line, together with the proceeds of the Cook Bates sales and internally generated funds will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. However, we may take advantage of opportunities to acquire other adhesives products businesses, should they arise, in which case we may incur borrowings to do so. At the present time, however, we are not engaged in any discussions that might lead to any such acquisition.

SEASONALITY AND QUARTERLY FINANCIAL DATA

        Historically, we have sold a greater volume of nail care products in the third calendar quarter of the year (our first fiscal quarter), than in other quarters, because merchants tend to begin stocking such products during the fall in anticipation of increases in holiday sales during the last calendar quarter of the year. Assuming that the Cook Bates sale is consummated, as scheduled, at the end of September 2001, we expect that we will cease to encounter such quarterly variation in our sales and operating results.

        The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2001 and 2000. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.


                                                       QUARTER ENDED
                                        --------------------------------------------
                                        SEPT. 30,    DEC. 31,   MAR. 31,    JUNE 30,
                                          2000         2000       2001         2001
                                        ---------    --------   --------    --------
Revenues ............................    $14,548      $9,435     $10,592     $ 9,386
Gross profit ........................      5,028       3,295       3,626       1,439
Net income (loss) ...................        869         158         389      (2,432)
Net income (loss) per share (1)
    Basic ...........................    $   .26      $  .05     $   .12     $  (.76)
    Diluted .........................    $   .26      $  .05     $   .12     $  (.76)

                                        SEPT. 30,     DEC. 31,   MAR. 31,    JUNE 30,
                                          1999          1999       2000        2000
                                        ---------     --------   --------    --------
Revenues ............................    $14,252      $10,385    $ 11,119    $11,929
Gross profit ........................      5,082        3,260       2,347      4,467
Net income (loss) ...................      1,044            5      (1,606)       860
Net income (loss) per share (1)
    Basic ...........................    $   .31      $    --    $   (.48)   $   .26
    Diluted .........................    $   .31      $    --    $   (.48)   $   .26

----------
(1) Per share data for periods prior to November 21, 2000 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of Pacer's outstanding shares that was approved by shareholders on November 21, 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June, 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002. We are currently assessing, and due to their recent issuance we are not yet able to predict, the financial impact that SFAS No. 141 and No. 142 will have on our consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Pacer's exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our purchases of raw materials and sales of products outside of the United States. We do not use financial instruments for trading or other speculative purposes and we are not party to any derivative financial instruments.

        In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving bank credit facility and term note approximate the carrying value of such obligations.

                           FORWARD LOOKING STATEMENTS

        This Report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of, or statements about our expectations or beliefs regarding, our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time, including the risks and uncertainties described in Part I of this Report under the caption "Item I -- Description of Business -- Certain Factors That Could Affect Our Future Performance" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

        Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions based solely on historical financial performance.

        We also disclaim any obligation to update forward-looking statements contained in this Report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements are included herein:

                                                                                  PAGE
                                                                                   NO.
                                                                                  ----
  Report of Independent Auditors ...............................................   15

  Independent Auditors' Report .................................................   16

  Consolidated Balance Sheets--June 30, 2001 and 2000 ..........................   17

  Consolidated Statements of Income--Fiscal Years Ended June 30, 2001, 2000
    and 1999 ...................................................................   18

  Consolidated Statements of Shareholders' Equity--Fiscal Years Ended June 30,
    2001, 2000 and 1999 ........................................................   19

  Consolidated Statements of Cash Flows--Fiscal Years Ended June 30, 2001, 2000
    and 1999 ...................................................................   20

  Notes to Consolidated Financial Statements ...................................   21

  Report of Independent Auditors on Schedule II to Financial Statements ........   32

  Schedule II -- Valuation and Qualifying Accounts -- Fiscal years ended
   June 30, 2001, 2000 and 1999 ................................................   33

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Pacer Technology:

We have audited the accompanying consolidated balance sheets of Pacer Technology and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as of June 30, 2001 and 2000 and for the years then ended. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacer Technology at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule as of June 30, 2001 and 2000 and for the years then ended, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


ERNST & YOUNG LLP

  /s/ERNST & YOUNG LLP

Riverside, California
August 17, 2001
except for Note 5
as to which the date is
Sept 17, 2001

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Pacer Technology

We have audited the accompanying consolidated statement of operations, shareholders' equity and cash flows of Pacer Technology and subsidiaries for the year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pacer Technology and subsidiaries for the year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

  /s/ KPMG LLP

Orange County, California
September 3, 1999

                        PACER TECHNOLOGY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                                 JUNE 30,
                                                                                        ---------------------------
                                                                                         2001                2000
                                                                                        -------            --------
                                  ASSETS
Current assets:
  Cash .....................................................................            $   471            $    451
  Trade receivables, less allowance for doubtful accounts of
       $343 in 2001 and $304 in 2000 .......................................              8,292               8,947
  Other receivables ........................................................                966                 973
  Notes receivable .........................................................                 --                 116
  Inventories, net .........................................................              7,950              11,991
  Prepaid expenses .........................................................                292                 451
  Deferred income taxes ....................................................              1,860               1,379
                                                                                        -------            --------
     Total current assets ..................................................             19,831              24,308
Equipment and leasehold improvements, net ..................................              1,634               1,724
Deferred income taxes ......................................................                 --                  16
Costs in excess of net assets of businesses acquired, net ..................              1,385               3,546
Other assets ...............................................................                 21                  24
                                                                                        -------            --------
                                                                                        $22,871            $ 29,618
                                                                                        =======            ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................            $ 2,391            $  3,276
  Accrued expenses .........................................................              1,506               1,391
  Revolving bank line of credit ............................................              4,648              10,312
  Current installments of long-term debt ...................................              3,042               1,062
                                                                                        -------            --------
    Total current liabilities ..............................................             11,587              16,041


Deferred income tax liability ..............................................                 44                  --
Long-term debt, excluding current installments .............................                166                 878
                                                                                        -------            --------
      Total liabilities ....................................................             11,797              16,919
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value. Authorized: 50,000,000 shares; issued and
     outstanding: 3,091,905 in 2001 and 3,324,195 in 2000(1) ...............              7,888               8,576
   Retained earnings .......................................................              3,186               4,202
   Accumulated other comprehensive loss ....................................                 --                 (79)
                                                                                        -------            --------
         Total shareholders' equity ........................................             11,074              12,699
                                                                                        -------            --------
                                                                                        $22,871            $ 29,618
                                                                                        =======            ========

----------
(1) The number of shares outstanding at June 30, 2000 has been retroactively adjusted to give effect to a 1-for-5 reverse stock split of Pacer's outstanding shares approved by shareholders on November 21, 2000.


          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED
                                                                 --------------------------------------------------
                                                                 JUNE 30,             JUNE 30,             JUNE 30,
                                                                   2001                 2000                 1999
                                                                 --------             --------             --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...........................................            $ 43,961             $ 47,685             $ 46,048
Cost of sales .......................................              30,573               32,529               30,791
                                                                 --------             --------             --------
    Gross profit ....................................              13,388               15,156               15,257
Selling, general & administrative expenses ..........              12,914               14,429               12,217
Goodwill impairment on California Chemical sale .....               1,042                   --                   --
                                                                 --------             --------             --------
    Operating income (loss) .........................                (568)                 727                3,040
Other (income) expense:
  Interest income ...................................                  (2)                 (34)                 (37)
  Interest expense ..................................                 852                1,005                1,024
  Other, net ........................................                  (9)                (108)                (184)
                                                                 --------             --------             --------
                                                                      841                  863                  803
                                                                 --------             --------             --------
Income (loss) before income taxes ...................              (1,409)                (136)               2,237
Income tax expense (benefit) ........................                (393)                (439)                 951
                                                                 --------             --------             --------
         Net income (loss) ..........................            $ (1,016)            $    303             $  1,286
                                                                 ========             ========             ========

Weighted average shares--basic(1) ...................               3,260                3,345                3,234
                                                                 ========             ========             ========
    Basic earnings (loss) per share .................            $   (.31)            $    .09             $    .40
                                                                 ========             ========             ========
Weighted average shares--diluted(1) .................               3,260                3,374                3,385
                                                                 ========             ========             ========
    Diluted earnings (loss) ser share ...............            $   (.31)            $    .09             $    .38
                                                                 ========             ========             ========

----------
(1) The numbers of shares outstanding at June 30, 2000 and 1999 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of outstanding shares approved by shareholders on November 21, 2000.


          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                      ACCUMULATED
                                      NUMBER OF ISSUED                                                   OTHER            TOTAL
                                      AND OUTSTANDING     COMMON     RETAINED     NOTES RECEIVABLE   COMPREHENSIVE     SHAREHOLDERS'
                                           SHARES         STOCK      EARNINGS      FROM DIRECTORS    INCOME (LOSS)        EQUITY
                                      ----------------   -------     --------     ----------------   -------------     -------------
Balances at June 30, 1998(1) ......       3,172,995      $ 8,271      $ 2,613           $(265)           $ 13            $ 10,632
  Net income ......................              --           --        1,286              --              --               1,286
  Foreign currency translation
    adjustment ....................              --           --           --              --             (26)                (26)
                                                                                                                         --------
  Comprehensive income ............              --           --           --              --              --               1,260
  Shares issued upon exercise of
    options(1) ....................         182,100          515           --              --              --                 515
  Shares issued to employees(1) ...           2,900           16           --              --              --                  16
  Promissory note payments from
    directors .....................              --           --           --             218              --                 218
                                         ----------      -------      -------           -----            ----            --------
Balances at June 30, 1999(1) ......       3,357,995        8,802        3,899             (47)            (13)             12,641
  Net income ......................              --           --          303              --              --                 303
  Foreign currency translation
    adjustment ....................              --           --           --              --             (66)                (66)
                                                                                                                         --------
  Comprehensive income ............              --           --           --              --              --                 237
  Shares issued upon exercise of
    options(1) ....................          17,800           64           --              --              --                  64
  Shares issued to employees(1) ...           3,300           15           --              --              --                  15
  Shares repurchased(1) ...........         (54,900)        (305)          --              --              --                (305)
  Promissory note payments from
    directors .....................              --           --           --              47              --                  47
                                         ----------      -------      -------           -----            ----            --------
Balances at June 30, 2000(1) ......       3,324,195        8,576        4,202              --             (79)             12,699
  Net loss ........................              --           --       (1,016)             --              --              (1,016)
  Foreign currency translation
    adjustment ....................              --           --           --              --              79                  79
                                                                                                                         --------
  Comprehensive loss ..............              --           --           --              --              --                (937)
  Shares retired related to sale
   of California Chemical .........        (145,000)        (435)          --              --              --                (435)
  Shares repurchased ..............         (87,290)        (323)          --              --              --                (323)
  Warrants issued to consultants ..              --           70           --              --              --                  70
                                         ----------      -------      -------           -----            ----            --------
Balances at June 30, 2001 .........       3,091,905      $ 7,888      $ 3,186             $--             $--            $ 11,074
                                         ==========      =======      =======           =====            ====            ========

----------
(1) The numbers of shares outstanding at June 30, 2000, 1999 and 1998 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of outstanding shares approved by the shareholders on November 21, 2000.


          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  YEARS ENDED
                                                                               --------------------------------------------------
                                                                               JUNE 30,             JUNE 30,             JUNE 30,
                                                                                 2001                 2000                 1999
                                                                               --------             --------             --------
Net income (loss) ....................................................         $ (1,016)            $    303             $  1,286
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
  Depreciation .......................................................              515                  512                  664
  Amortization of other assets .......................................              330                  287                  282
  Allowance for doubtful accounts ....................................               39                 (600)                 380
  (Gain) loss on sale/disposition of property and equipment ..........               35                   (5)                  13
  Warrants issued to consultants .....................................               70                   --                   --
  Deferred income taxes ..............................................             (421)                (207)                  83
  Goodwill impairment on sale of California Chemical product line ....            1,042                   --                   --
  Changes in operating assets and liabilities, excluding effects of acquisitions:
   (Increase) decrease in trade receivables ..........................              616                  463                 (599)
   (Increase) decrease in other receivables ..........................               86                 (907)                  14
   (Increase) decrease in notes receivable ...........................              116                  157                  (85)
   (Increase) decrease in inventories ................................            3,913                1,715               (2,731)
   Decrease in prepaid expenses and other assets .....................              162                  170                  196
   Decrease in accounts payable ......................................             (885)                (343)                (517)
   (Decrease) increase in accrued expenses ...........................              115                 (264)              (1,506)
                                                                               --------             --------             --------
     Net cash provided by (used in) operating activities .............            4,717                1,281               (2,520)
                                                                               --------             --------             --------
Cash flows from investing activities:
  Proceeds from sale of California Chemical ..........................              500                   --                   --
  Proceeds from sale of property and equipment .......................               --                   33                   --
  Capital expenditures ...............................................             (478)                (341)                (806)
                                                                               --------             --------             --------
     Net cash provided by (used in) investing activities .............               22                 (308)                (806)
Cash flows from financing activities:
  Principal payments on debt .........................................          (19,073)             (17,466)             (27,289)
  Borrowings on debt .................................................           13,594               17,504               30,983
  Principal payments on term-loan ....................................             (917)                (915)                (861)
  Borrowings on term-loan ............................................            2,000                   --                   --
  Notes receivable payments from directors ...........................               --                   47                  218
  Issuance (repurchase) of common stock, net .........................             (323)                (226)                 532
                                                                               --------             --------             --------
     Net cash provided by (used in) financing activities .............           (4,719)              (1,056)               3,583
                                                                               --------             --------             --------
Net increase (decrease) in cash ......................................               20                  (83)                 257
Cash at beginning of year ............................................              451                  534                  277
                                                                               --------             --------             --------
Cash at end of year ..................................................         $    471             $    451             $    534
                                                                               ========             ========             ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest .............................         $    890             $    981             $    913
                                                                               ========             ========             ========
  Cash paid during the year for income tax ...........................         $    320             $    750             $  1,141
                                                                               ========             ========             ========


          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

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

        The significant accounting policies followed by the Company in preparing the accompanying financial statements are as follows:

        Principles of Consolidation

        The consolidated financial statements include the accounts of Pacer and its subsidiary, Pacer Tech Limited ("Pacer Tech"). Pacer Tech was formed in 1986 to conduct business operations as a distributor of adhesives in the United Kingdom. In June 2001, Pacer Tech was converted into a sales office. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Reverse Stock Split

        Effective November 21, 2000, the Company shareholders' approved a 1-for-5 reverse stock split of its outstanding shares of common stock. All share and per share amounts in these financial statements have been retroactively restated to reflect such reverse split.

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

        Cash and Cash Equivalents

        Cash and Cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

        Concentration of Credit Risk

        Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Credit is extended for all customers based upon an evaluation of the customer's financial condition and credit history and generally the Company does not require collateral. Credit losses are provided for in the consolidated financial statements by management based upon a detailed evaluation of the collectibility of accounts receivable.

        Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


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

        Costs in Excess of Net Assets of Businesses Acquired

        Costs in excess of net assets of businesses acquired are amortized on the straight-line method over an 8-year to 20-year life. Pacer assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations. The accumulated amortization on the assets of businesses acquired was $1.4 million and $1.5 million as of June 30, 2001 and 2000, respectively.

        Revenue Recognition

        The Company generally recognizes net revenues at the time of shipment with provisions for certain sales of the Company that are made subject to agreements with customers that allow for the right of return on merchandise that is unsold. All distribution costs are included in cost of goods sold in the accompanying consolidated financial statements.

        Advertising

        Cooperative advertising obligations are accrued and the costs are immediately expensed when incurred. Advertising expense was $1,300,000, $1,400,000 and $500,000, for 2001, 2000 and 1999, respectively.

        Restructuring Charges

        Restructuring charges for employee severance, and lease termination associated with relocation and closure of facilities amounted to $315,000 in the fiscal year ended June 30, 2000.

        Earnings (Loss) Per Share

        Basic earnings (loss) per share (E.P.S.) are based on the weighted average number of shares outstanding during the periods reported and exclude any dilutive effects of options.

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

        Foreign Currency Translation

        Assets and liabilities denominated in a functional currency other than U.S. dollars are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of shareholders' equity. Transaction gains and losses included in net income (loss) are immaterial.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

        Fair Value of Financial Instruments

        The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2001, the fair value of all financial instruments approximated carrying value.

        Research and Development

        Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $318,000, $467,000 and $471,000 in 2001, 2000 and 1999, respectively.

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

        Stock Option Plans

        Pacer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

        Impact of Recently Issued Accounting Pronouncements

        In June, 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements.

(2)     NOTES RECEIVABLE

        Some customers have converted trade receivable balances to term notes. The notes are payable in monthly installments of principal and interest at a rate higher than the rate of interest charged to Pacer for its borrowing of funds from its predominant bank. All notes receivable were paid in 2001.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


(3)     INVENTORIES

        Inventories are summarized as follows:

                                               JUNE 30,
                                     ----------------------------
                                      2001                 2000
                                     -------             --------
                                            (IN THOUSANDS)
Raw materials ...........            $ 4,378             $  6,620
Work-in-process .........                508                  320
Finished goods ..........              3,341                5,689
Less:  reserves .........               (277)                (638)
                                     -------             --------
Inventories, net ........            $ 7,950             $ 11,991
                                     =======             ========

(4)     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:

                                                                                       JUNE 30,
                                                          ESTIMATED           --------------------------
                                                         USEFUL LIVES          2001                2000
                                                         ------------         -------             ------
                                                                                     (IN THOUSANDS)
Shop equipment ...............................               5-10             $ 6,017             $5,195
Leasehold improvements .......................                 10               1,062              1,053
Office furniture and equipment ...............                5-7                 279                752
Transportation equipment .....................                  3                 106                106
Construction in progress .....................                 --                  34                 72
                                                                              -------             ------
                                                                                7,498              7,178
Less accumulated depreciation and amortization                                 (5,864)            (5,454)
                                                                              -------             ------
                                                                              $ 1,634             $1,724
                                                                              =======             ======

(5)     BORROWINGS

        Pacer has a revolving bank credit line that permitted it to borrow up to the lesser of (i) $13.0 million, or (ii) the sum of 80% of the face dollar amount of eligible accounts receivable plus approximately 40% of the cost of its inventories, primarily to fund working capital requirements. Borrowings under the credit line bore interest at the bank's prime rate (6.75% as of June 30, 2001) less 0.5%, or at a LIBOR base rate plus 2.00%. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is January 1, 2003. Pacer also is permitted to use borrowings under the credit line to make purchases of up to $800,000 of its outstanding shares of common stock per year. As of June 30, 2001, $4.7 million of borrowings were outstanding under the line of credit. Of this amount, $2 million bore interest at a LIBOR base rate of 5.375% plus 2.00%. An additional $1 million bore interest at a LIBOR base rate of 4.125% plus 2.00%. The remaining balance outstanding of $1.7 million at June 30, 2001 bore interest at prime less 0.5%. At June 30, 2001, the Company had approximately $2.0 million of additional borrowings available based on eligible collateral.

        As a result of the sale of our California Chemical product line and the pending sale of our Cook-Bates product line, which is scheduled to take place in late September 2001, we amended our line of credit facility effective September 17, 2001 to reduce permitted borrowings under the line of credit to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus approximately 40% of the cost of its inventories. At the same time, the LIBOR based interest rate was increased to LIBOR plus 2.50% per year and the prime rate based interest rate was increased to 0.25% below the bank's prime rate.

        In connection with this credit line, the Company maintains a Commercial Letter of Credit, Standby Letter of Credit, and Banker's Acceptance, not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the line of credit and expires on January 1, 2003. As of June 30, 2001, outstanding letters of credit obtained under this facility totaled $237,000.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


        Pacer has obtained the following additional credit facilities from the same bank:

        (1) A $2.7 million term loan that bears interest at the bank's prime rate (6.75% at June 30, 2001) less 0.5%, or at a LIBOR base rate of 6.75% plus 1.625% per annum and is payable in monthly installments of principal, each in the amount of $76,000, plus interest which has a maturity date of April 2, 2004. As of June 30, 2001, the outstanding principal balance of this term loan was approximately $2.6 million.

        (2) A term loan commitment of $750,000, which is available to Pacer to fund capital expenditures. Any borrowings under this commitment will bear interest at the bank's prime rate, less 0.5%, per annum and will mature on January 1, 2002. This non-revolving term loan permits draws up to the full commitment amount during the first year. At the first anniversary, any amount outstanding is repayable with principal payments due over the next 48 months. At June 30, 2001, the outstanding balance was $331,000.

    The agreements with the bank require Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of June 30, 2001, Pacer was in compliance with or had received waivers with respect to all of these covenants. All borrowings from the bank are secured by a first priority security interest in all of the Company's assets.

        It is the Company's intention to pay off substantially all debt during fiscal year ending June 30, 2002 with proceeds from the sale of the Cook Bates product line that is scheduled to take place at the end of September 2001. Therefore, all of the above noted debt has been classified as current in the accompanying consolidated financial statements for the year ended June 30, 2001.

        In granting its consent to the Cook Bates sale, our bank lender conditioned that consent on our commitment to use a portion of the proceeds from that sale to retire the term loan. Additionally, the bank lender advised us that if we were to fail to do so, it would require that the maturity date of our revolving credit line be shortened by one year to January 1, 2002.

        In June of 2000, Pacer incurred additional long-term debt of $426,000 related to its acquisition of the intellectual property rights for the Pro-Tel Bondini product line. The current portion of this debt is based on certain minimum royalty payments in accordance with the agreement. The payments commenced on June 1, 2000 and will be made over a term of five years. As of June 30, 2001, the outstanding balance was $266,000.

        Long-term debt, excluding the revolving line of credit at June 30, 2001 and 2000, consisted of the following:

                                                     2001                2000
                                                    -------             -------
                                                           IN THOUSANDS
        Term loan ......................            $ 2,611             $ 1,529
        Capital expenditure loan .......                331                  --
        Pro-Tel Bondini ................                266                 411
        Less:  current installments ....             (3,042)             (1,062)
                                                    -------             -------
        Total Long-Term Debt ...........            $   166             $   878
                                                    =======             =======

        Future payments of debt are as follows (in thousands):

       YEAR ENDING JUNE 30,                   PAYMENTS
       -------------------                    --------
             2002 .................            $7,690
             2003 .................               100
             2004 .................                66
                                               ------
             Total Payments .......            $7,856
                                               ======

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


(6)     ACCRUED EXPENSES

        Accrued expenses consist of the following:

                                                               2001              2000
                                                              ------            ------
                                                                   (IN THOUSANDS)
        Sales and marketing expenses .............            $  111            $  154
        Legal and accounting expenses ............                90                71
        Warranty .................................               214               232
        Income and other taxes ...................                 3                48
        Relocation and closure costs .............                --               271
        Accrued payroll and related expenses .....               602               359
        Deferred rent ............................               218               138
        Other ....................................               268               118
                                                              ------            ------
          Total Accrued Liabilities ..............            $1,506            $1,391
                                                              ======            ======

        Accrued payroll and related expenses for 2001 include approximately $216,000 for employee severance.

(7)     LEASE OBLIGATIONS

        Pacer leases three manufacturing facilities under operating leases expiring in May 2009, October 2004, and May 2009. Pacer also leases two distribution facilities and office equipment under operating lease agreements. Leases for the two distribution facilities expire in July 2001 and May 2003. Future minimum lease payments under non-cancelable operating leases as of June 30, 2001 are as follows (in thousands):

       YEAR ENDING JUNE 30,                         OPERATING LEASES
       --------------------                         ----------------
             2002 ...........................            $  707
             2003 ...........................               698
             2004 ...........................               568
             2005 ...........................               540
             2006 ...........................               543
        Thereafter ..........................             1,640
                                                         ------
        Minimum future lease payments .......            $4,696
                                                         ======

        Rent expense was $723,000, $766,000 and $861,000 in 2001, 2000 and 1999,
respectively.

(8)     MAJOR CUSTOMERS AND EXPORT SALES

        Pacer has no customer that accounts for more than 10% of its net sales and export sales represent approximately 14% of net sales in 2001, 11% of net sales in 2000 and 11% of net sales in 1999.

(9)     INCOME TAXES

        Income tax expense (benefit) from continuing operations for the years ended June 30, 2001, 2000 and 1999 consist of:

                                                            2001              2000             1999
                                                           -----             -----             ----
                                                                        (IN THOUSANDS)
        Federal:
          Current .............................            $  --             $  --             $682
          Deferred ............................             (416)             (394)              74
                                                           -----             -----             ----
                                                            (416)             (394)             756
                                                           -----             -----             ----
        State:
          Current .............................               --                --              152
          Deferred ............................               (5)              (81)               9
                                                           -----             -----             ----
                                                              (5)              (81)             161
                                                           -----             -----             ----
        Foreign:
          Current .............................               28                36               34
          Deferred ............................               --                --               --
                                                           -----             -----             ----
                                                              28                36               34
                                                           -----             -----             ----
        Total income tax expense (benefit) ....            $(393)            $(439)            $951
                                                           =====             =====             ====

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2001 and 2000 are presented below:

        Current deferred tax assets (liabilities):

                                                              2001        2000
                                                            -------      -------
                                                               (IN THOUSANDS)
    Allowance for doubtful accounts .....................   $   147      $   130
    Inventory ...........................................       159          358
    Prepaid expenses ....................................       (29)         (49)
    Vacation accruals ...................................        86           91
    Warranty accruals ...................................        91           99
    Advertising accruals ................................       120          304
    Amortization ........................................       179          124
    Net operating loss ..................................       890          250
    Other ...............................................       217           72
                                                            -------      -------
    Net current deferred tax assets .....................   $ 1,860      $ 1,379
                                                            =======      =======
    n-current deferred tax assets (liabilities):
    Depreciation ........................................   $   202      $   216
    Other ...............................................      (246)        (200)
                                                            -------      -------
    Net non-current deferred tax assets (liabilities) ...   $   (44)     $    16
                                                            =======      =======

        Pacer believes that it is more likely than not that the net deferred tax assets will be realized. This belief is based on past and anticipated future earnings.

        The total income tax expense (benefit) differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 34%) for 2001, 2000 and 1999 as follows:

                                                                2001     2000    1999
                                                               -----    -----    -----
                                                                   (IN THOUSANDS)
    Expected income tax provision ...........................  $(479)   $ (46)   $ 761
    Non-deductible expenses .................................     43       49       53
    State income tax, net of Federal income tax benefit .....    (82)     (23)     106
    Effect of foreign operations ............................     28      (54)      34
    Benefit from tax planning ...............................     --     (365)      --
    Other ...................................................     97       --       (3)
                                                               -----    -----    -----
       Total Income Tax Expense (Benefit) ...................  $(393)   $(439)   $ 951
                                                               =====    =====    =====

        Loss carryforwards for federal and state tax purposes, at June 30, 2001, were approximately $2,400,000 and $961,000, respectively, and expire at various dates through 2021 and 2011, respectively.

(10)    SHAREHOLDERS' EQUITY

        Nonqualified Stock Option and Incentive Stock Option Plans

        All shares and per share amounts below have been retroactively restated to reflect the one-for-five reverse stock split approved by shareholders on November 21, 2000.

        During the year ended June 30, 1995, Pacer adopted the 1994 Stock Option Plan to provide key employees and directors an opportunity to purchase common stock of Pacer pursuant to "non-qualified stock options" at the discretion of the Board of Directors.

        Under the 1994 Stock Option Plan, options to purchase up to 440,000 shares of Pacer common stock are authorized to be granted. The purchase price shall be no less than fair market value on the grant date. The exercise period shall not exceed ten years from grant date and options vest immediately.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


        There were no stock options granted under the nonqualified Stock Option Plan during fiscal year 1999. In fiscal year 2000, under this Plan, Pacer granted an option to a Director to purchase 20,000 shares of Pacer's common stock at $4.925 per share. The market value of the stock was $4.925 per share, on the date of grant. The fair value of the stock option granted during fiscal 2000 was $79,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 67.85%, risk-free interest rate of 6.68%, and an expected life of 10 years. There were no stock options granted under the nonqualified Stock Option Plan during fiscal year 2001.

        During the year ended June 30, 1995, Pacer adopted the 1994 Incentive Stock Option Plan that qualifies as "incentive stock options" under Section 422 of the Internal Revenue Service Code.

        Under the 1994 Incentive Stock Option Plan, options to purchase up to an aggregate of 400,000 shares of Pacer common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the grant date. In the event such option is granted to an employee who, at the time the option is granted, owns common stock possessing more than 10% of the total combined voting power of all classes of stock of Pacer, the exercise price of the option shall be no less than 110% of the fair market value. The exercise period for the options shall not exceed ten years. The option agreement may provide (a) that the right to exercise the option in whole or in part shall not accrue until a certain date or the occurrence of an event; (b) that the right to exercise the option shall accrue over time in accordance with a vesting schedule; or (c) that such accrual shall be accelerated upon the occurrence of certain specified event(s).

        In fiscal year 1999, under this Plan, Pacer granted two options to employees to purchase a total of 15,000 shares of Pacer's common stock at $5.235 per share. The market value of the stock was $5.235 per share on the date of grant. The fair value of the stock options granted during fiscal 1999 was $61,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 66.54%, risk-free interest rate of 5.93%, and an expected life of 10 years.

        In fiscal year 2000, under this Plan, Pacer granted options to an employee to purchase a total of 7,000 shares of Pacer's common stock at $4.90 per share. The market value of the stock was $4.90 per share on the date of grant. The fair value of the stock options granted during fiscal 2000 was $27,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 67.85%, risk-free interest rate of 5.92%, and an expected life of 10 years.

        In fiscal year 2001, under this Plan, the Company granted options to an employee to purchase a total of 100,000 of Pacer's common stock at $2.625 per share. The market value was $2.625 per share on the date of grant. The fair shares value of the stock options granted during fiscal year 2001 was $172,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 47.57%, risk free interest rate of 5.06% and an expected life of 10 years.

        Under the 1982 Stock Option Plan, options to purchase up to an aggregate of 360,000 shares of common stock could be granted to both directors and key employees. The purchase price was not normally less than the fair market value of the shares on the date the option was granted, and in no event was the purchase price less than 85% of the fair market value of the shares on the date the option was granted. The exercise period for an option could not exceed ten years, and options granted vested immediately. This plan expired in 1992 and no options were granted under this plan thereafter.

        Pacer applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had Pacer determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, Pacer's net income would have been reduced to the pro forma amounts indicated below (which are stated in thousands, except for per share amounts):

                                                                          2001                  2000                 1999
                                                                        ---------             ---------            ---------
        Net income (loss) as reported ......................            $  (1,016)            $     303            $   1,286
        Pro forma net income (loss) ........................            $  (1,071)            $     263            $   1,256
        As reported - basic earnings (loss) per share ......            $    (.31)            $    0.09            $    0.40
        Pro forma - basic earnings (loss) per share ........            $    (.33)            $    0.08            $    0.39
        As reported - diluted earnings (loss) per share ....            $    (.31)            $    0.09            $    0.38
        Pro forma - diluted earnings (loss) per share ......            $    (.33)            $    0.08            $    0.37

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


        A summary of transactions under the stock option plans is as follows:

                                 1994 SOP & ISOP

                                                                                        OUTSTANDING OPTIONS
                                                 OPTIONS              --------------------------------------------------------
                                                AVAILABLE              NUMBER                EXERCISE               AGGREGATE
                                                FOR GRANT             OF SHARES               PRICES                  VALUE
                                                ---------             --------             ------------            -----------
        Balances at June 30, 1998 ...              50,000              750,000              $3.60-$7.05            $ 3,533,813
          Options granted ...........             (15,000)              15,000                    $5.25                 78,525
          Options exercised .........                  --              (54,000)             $3.60-$5.00               (195,120)
          Options expired ...........             200,000             (200,000)             $3.60-$5.00             (1,000,000)
          Options cancelled .........               5,000               (5,000)             $3.60-$5.00                (18,000)
          Options authorized ........              40,000                   --                       --                     --
                                                 --------             --------             ------------            -----------
        Balances at June 30, 1999 ...             280,000              506,000              $3.60-$7.05            $ 2,399,218
          Options granted ...........             (27,000)              27,000              $4.90-$4.95                132,750
          Options exercised .........                  --              (18,000)                   $3.60                (64,080)
                                                 --------             --------             ------------            -----------
        Balances at June 30, 2000 ...             253,000              515,000              $3.60-$7.05            $ 2,467,888
          Options granted ...........            (100,000)             100,000                    $2.63                262,500
          Options cancelled .........              10,000              (10,000)                   $7.03                (70,300)
                                                 --------             --------             ------------            -----------
        Balances at June 30, 2001 ...             163,000              605,000              $3.60-$7.05            $ 2,660,088
                                                 ========             ========             ============            ===========

        At June 30, 2001 and 2000, the options exercisable were 520,000 and 508,000, respectively, and the remaining average life of those options at June 30, 2001, was 2.48 years.

                          1982 OTHER STOCK OPTION PLAN

                                                                      OUTSTANDING OPTIONS
                                                   ---------------------------------------------------------
                                                     NUMBER                EXERCISE               AGGREGATE
                                                   OF SHARES                PRICES                  VALUE
                                                   ---------             ------------            -----------
        Balances at June 30, 1998 ......             220,000              $5.00-$5.40            $ 1,113,800
          Options expired ..............             (80,000)             $5.00-$5.40               (407,800)
                                                    --------             ------------            -----------
        Balances at June 30, 1999 ......             140,000              $5.00-$5.40            $   706,000
                                                    ========             ============            ===========
        Balances at June 30, 2000 ......             140,000              $5.00-$5.40                706,000
          Options expired ..............             (60,000)             $5.00-$5.40               (306,000)
                                                    --------             ------------            -----------
        Balances at June 30, 2001 ......              80,000                    $5.00            $   400,000
                                                    ========             ============            ===========

        Warrant to Purchase Common Stock

        At June 30, 2000, there were no warrants outstanding to purchase shares of the Company's common stock.

        During the year ended June 30, 2001, the Company issued a warrant to purchase 66,667 shares of common stock at a price of $2.9375 per share and expires on January 28, 2004. The Company valued the warrant at $70,000 using the Black-Scholes option pricing model.

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999


(11)    EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share were computed as follows:

                                                                      2001               2000              1999
                                                                    -------             ------            ------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NUMERATOR:
Numerator for basic and diluted
     earnings (loss) per share .........................            $(1,016)            $  303            $1,286
                                                                    =======             ======            ======
DENOMINATOR:
     Denominator for basic earnings (loss) per share
     -- weighted average number of common shares
     outstanding during the period .....................              3,260              3,345             3,234
     Incremental common shares attributable
     to exercise of outstanding options ................                 --                 29               150
                                                                    -------             ------            ------
Denominator for diluted earnings (loss) per share ......              3,260              3,374             3,385
                                                                    =======             ======            ======
Basic earnings (loss) per share ........................            $  (.31)            $  .09            $  .40
                                                                    =======             ======            ======
Diluted earnings (loss) per share ......................            $  (.31)            $  .09            $  .38
                                                                    =======             ======            ======


(12)    401(k) PLAN

        Pacer's 401(k) plan is available to all full-time employees who have completed a minimum service of 90 days at January 1, April 1, July 1 or October 1 of each year.

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

        Plan expenses for the years ended June 30, 2001, 2000 and 1999 were $67,000, $62,000 and $74,000, respectively.

(13)    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2001 and 2000. This information has been prepared by Pacer on a basis consistent with its audited consolidated financial statements for those years. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with Pacer's audited consolidated financial statements and notes thereto. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

                                                                         QUARTER ENDED
                                              -----------------------------------------------------------------
                                              SEPT. 30,          DEC. 31,           MAR. 31,           JUNE 30,
                                                2000               2000              2001               2001
                                              ---------          --------           --------           --------
Revenues ..........................            $14,548            $9,435            $10,592            $ 9,386
Gross profit ......................              5,028             3,295              3,626              1,439
Net income (loss) .................                869               158                389             (2,432)
Net income (loss) per share:
     Basic ........................            $   .26            $  .05            $   .12            $  (.76)
     Diluted ......................            $   .26            $  .05            $   .12            $  (.76)

                        PACER TECHNOLOGY AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                         QUARTER ENDED
                                              -------------------------------------------------------------------
                                              SEPT. 30,          DEC. 31,            MAR. 31,            JUNE 30,
                                                1999               1999                2000                2000
                                              ---------          --------            --------            --------
Revenues ..........................            $14,252            $10,385            $ 11,119             $11,929
Gross Profit ......................              5,082              3,260               2,347               4,467
Net income (loss) .................              1,044                  5              (1,606)                860
Net income (loss) per share:
     Basic ........................            $   .31            $    --            $   (.48)            $   .26
     Diluted ......................            $   .31            $    --            $   (.48)            $   .26

(14)    ACQUISITIONS & DISPOSITIONS

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

        On June 11, 2001, the Company sold all of the assets, properties and goodwill of its California Chemical product line, which consists of primarily bulk liquids and powders for the sculptured acrylic finger nail processes to Esschem, Inc. in exchange for $500,000 cash plus the transfer by Esschem to Pacer of 145,000 shares of Pacer common stock owned by Esschem. As a result of this transaction, the Company wrote off the remaining goodwill that arose from the acquisition in 1997. The goodwill impairment, a one-time, non-cash charge, of $1,042,000 is included in the accompanying 2001 consolidated statement of operations.

(15)    UNITED KINGDOM DISTRIBUTION FACILITY CLOSURE

        During the fourth quarter ended, June 30, 2001, the Board of Directors instituted a repositioning plan to focus the Company's resources on its core adhesive and sealant business. In connection with this repositioning plan, the Company decided to close its United Kingdom operations and distribution facility. As a result of this closure, the Company did not renew the facility lease, which expired in July 2001. The Company will, however, continue to maintain a small sales office. Included in cost of sales in the accompanying 2001 consolidated statement of operations is a write off of $500,000 associated with the cost of closure.

(16)    COMMITMENTS AND CONTINGENCIES

        Pacer has entered into sales agreements with many of its customers which contain pricing terms, including the amounts of promotional allowances and Co-op advertising, renewability clauses, and provisions which convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

        Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without material effect on Pacer's financial position or results of operations.

(17)    RELATED PARTY TRANSACTIONS

        During the years ended June 30, 2001, 2000 and 1999, Pacer incurred legal expenses of $83,000, $151,000 and $107,000 respectively, to a law firm, one of the partners of which is a director and shareholder.

(18)    SUBSEQUENT EVENT

        On August 21, 2001, the Company entered into an agreement to sell substantially all of the assets of its Cook Bates product line, which consists of personal care manicure implements, seasonal gift sets and Halloween merchandise, to The W.E. Bassett Company in exchange for approximately $5.2 million cash. The agreement provides for Pacer's retention of the outstanding accounts receivable. The Company expects that it will recognize a gain on this sale in the first quarter of fiscal year end 2002; however the amount of that gain is not yet determinable.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE

To the Board of Directors and Shareholders
Pacer Technology:

        The audit referred to in our report dated September 3, 1999 included the related financial statement schedule as of June 30, 1999, and for the year ended June 30, 1999, included in the annual report on Form 10-K of Pacer Technology. This financial statement schedule is the responsibility of Pacer Technology's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            KPMG LLP

                                            /s/  KPMG LLP
                                            ---------------------------

Orange County, California
September 3, 1999

                          SCHEDULE II--PACER TECHNOLOGY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT
                                           BEGINNING OF                                      BALANCE AT
 DESCRIPTION                                  PERIOD         ADDITIONS      DEDUCTIONS(1)   END OF PERIOD
 -----------                               ------------      ---------      -------------   -------------
Allowance for doubtful accounts:
Year Ended June 30, 1999 ...........            $525            $390            $ (11)            $904
Year Ended June 30, 2000 ...........            $904            $119            $(719)            $304
Year Ended June 30, 2001 ...........            $304            $499            $(460)            $343

----------
(1)     Write-off of doubtful accounts against the allowance and recoveries.

                                                               BALANCE AT                                            BALANCE
                                                                BEGINNING                                            AT END
 DESCRIPTION                                                    OF PERIOD         ADDITIONS     DEDUCTIONS(1)       OF PERIOD
 -----------                                                   ----------         ---------     -------------       ---------
 Allowance for obsolete or slow-moving inventory:
 Year Ended June 30, 1999 ............................            $1,107            $226            $(522)            $811
 Year Ended June 30, 2000 ............................            $  811            $426            $(599)            $638
 Year Ended June 30, 2001 ............................            $  638            $ 84            $(445)            $277

----------
(1) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Ernst & Young, LLP ("Ernst & Young") have been the Company's independent public accountants for the fiscal years ended June 30, 2001 and 2000.

        KPMG, LLP ("KPMG") were the Company's independent public accountants and audited the Company's financial statements as of and for the year ended June 30, 1999. Effective October 12, 1999, the Board of Directors approved the selection of Ernst & Young, and dismissed KPMG, as the registrant's independent accountant. As confirmed by KPMG in a letter dated October 15, 1999 that was filed with the Securities Exchange Commission, there had never been (i) any disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or (ii) any "reportable events" (as defined in Paragraph (a)(v) of Item 304 of Regulation S-K as promulgated by the Securities and Exchange Commission).

        At no time during the two fiscal years or any subsequent interim period preceding the engagement of Ernst & Young as the Company's independent certified public accountants did the Company consult with Ernst & Young regarding the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the financial statements of the Company, or any disagreement or reportable event.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 29, 2001 for the Company's annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 29, 2001 for the Company's annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 29, 2001 for the Company's annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before October 29, 2001 for the Company's annual shareholders' meeting.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) FINANCIAL STATEMENTS

                See Financial Statement Index included in Item 8 of Part II of this Form 10-K.

        (a)(2) FINANCIAL STATEMENT SCHEDULE

                II. Valuation and Qualifying Accounts

        All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

(a)(3) EXHIBITS

The following is a list of the exhibits filed with this Annual Report on Form 10-K.

Exhibit 3.1    Articles of Incorporation (1)

Exhibit 3.2    By-laws (1)

Exhibit 4.1 Stock Purchase Warrant for 66,667 shares of Common Stock issued to the Prince Henry Group

Exhibit 10.7 Agreement to Extend Term of lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga. (2)

Exhibit 21     Subsidiaries of Registrant

Exhibit 23.1   Consent of Independent Auditors

Exhibit 23.2   Consent of Independent Auditors

--------------
(1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

(2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1999.

(b)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2001                    PACER TECHNOLOGY, INC.

                                            By: /s/      RICHARD S. KAY
                                                --------------------------------
                                                Richard S. Kay, Chairman of the
                                                Board of Directors, Chief
                                                Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Each person whose signature to this Report appears below hereby appoints Richard S. Kay, Larry K. Reynolds, and Laurence R. Huff, or any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

          SIGNATURE                            TITLE                          DATE
          ---------                            -----                          ----
/s/    RICHARD S. KAY          Chairman of the Board of Directors,    September 25, 2001
---------------------------    Chief Executive Officer, President
       Richard S. Kay          and Director


/s/   LAURENCE R. HUFF         Chief Financial Officer (Principal     September 25, 2001
---------------------------    Financial and Principal Accounting
      Laurence R. Huff         Officer)


/s/     E. T. GRAVETTE         Director                               September 25, 2001
---------------------------
        E. T. Gravette


/s/   JOHN G. HOCKIN, II       Director                               September 25, 2001
---------------------------
      John G. Hockin, II


/s/      CARL HATHAWAY         Director                               September 25, 2001
---------------------------
        Carl Hathaway


/s/    LARRY K. REYNOLDS       Director                               September 25, 2001
---------------------------
      Larry K. Reynolds

                                INDEX TO EXHIBITS

   NUMBER                DESCRIPTION
   ------                -----------
Exhibit 3.1     Articles of Incorporation (1)

Exhibit 3.2     By-laws (1)

Exhibit 4.1 Stock Purchase Warrant for 66,667 shares of Common Stock issued to the Prince Henry Group

Exhibit 10.7    Agreement To Extend Term of lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga (2)

Exhibit 21      Subsidiaries of Registrant

Exhibit 23.1    Consent of Independent Auditors

Exhibit 23.2    Consent of Independent Auditors

------------
(1) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

(2) Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1999.