Form 10-Q
period 2001-09-30
PACER TECHNOLOGY
filed 2001-11-14
CIK 275866

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:               September 30, 2001
                                        ----------------------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from ________ to________

                          Commission file number 0-8864
                                                 ------

                                PACER TECHNOLOGY
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           CALIFORNIA                                        77-0080305
--------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identification
 of incorporation or organization)                            Number)


 9420 Santa Anita Avenue, Rancho Cucamonga, California              91730-6117
--------------------------------------------------------------------------------
     (Address of principal executive offices)                       (Zip Code)


                                 (909) 987-0550
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
                                 --------------
                 (Former name, former address and former fiscal
                         year, if changed, since last year)

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

             3,060,705 shares of Common Stock at September 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PACER TECHNOLOGY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                               September 30,      June 30,
                                                                                                    2001            2001
                                                                                               -------------      ---------
                                                                                                (unaudited)       (audited)
                                                                                               -------------      ---------
                                            ASSETS
Current Assets

  Cash                                                                                          $     732         $    471
  Trade receivables, less allowance for doubtful accounts of $320 and $343, respectively            8,287            8,292
  Other receivables                                                                                   391              966
  Inventories                                                                                       5,056            7,950
  Prepaid expenses                                                                                    580              292
  Deferred income taxes                                                                             1,860            1,860
                                                                                                ---------         --------
         Total Current Assets                                                                      16,906           19,831
Equipment and Leasehold Improvements
  Cost                                                                                              7,032            7,498
  Accumulated depreciation and amortization                                                        (5,685)          (5,864)
                                                                                                ----------        ---------
         Total Equipment and Leasehold Improvements, net                                            1,347            1,634
                                                                                                ---------         --------
  Cost in excess of assets acquired, net                                                            1,329            1,385
  Other Assets                                                                                          3               21
                                                                                                ---------         --------
           Total Assets                                                                         $  19,585         $ 22,871
                                                                                                =========         ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                                                              $   2,538         $  2,391
  Accrued expenses                                                                                  1,731            1,506
  Revolving bank line of credit                                                                     3,184            4,648
  Current installments of long-term debt                                                              100            3,042
                                                                                                ---------         --------
         Total current liabilities                                                                  7,553           11,587
  Deferred income taxes                                                                                44               44
  Long-term debt, excluding current installments                                                      147              166
                                                                                                ---------         --------
         Total Liabilities                                                                          7,744           11,797

Shareholders' Equity

  Common stock, no par value; authorized: 50,000,000 shares; issued and
     outstanding: 3,060,705 at September 30, 2001 and 3,091,905 at June 30, 2001                    7,751            7,888
  Retained earnings                                                                                 4,090            3,186
                                                                                                ---------         --------
         Total shareholders' equity                                                                11,841           11,074
                                                                                                ---------         --------
           Total Liabilities and Shareholders' Equity                                           $  19,585         $ 22,871
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

                        PACER TECHNOLOGY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                         ------------------------------
                                                                         September 30,     September 30,
                                                                            2001               2000
                                                                          ---------         ---------
  Net sales                                                               $  10,778         $  14,548
  Cost of sales                                                               7,099             9,520
                                                                          ---------         ---------
     Gross profit                                                             3,679             5,028

  Selling, general and administrative expenses                                2,964             3,349
  Restructuring charges                                                         337                --
                                                                          ---------         ---------
  Total operating expenses                                                    3,301             3,394
                                                                          ---------         ---------
  Operating income before gain on sale of Cook Bates product line               378             1,679
  Gain on sale of Cook Bates product line                                     1,252                --
                                                                          ---------         ---------
  Operating income                                                            1,630             1,679

  Other (income) expense

    Interest expense, net                                                       130               249
    Other (income) expense, net                                                  26               (10)
                                                                          ---------         ----------
           Income before income taxes                                         1,474             1,440
  Income tax expense                                                            570               571
                                                                          ---------         ---------
           Net Income                                                     $     904         $     869
                                                                          =========         =========

  Net earnings per share:
    Basic earnings per share                                              $    0.29         $    0.26
                                                                          =========         =========
    Diluted earnings per share                                            $    0.29         $    0.26
                                                                          =========         =========
  Weighted average shares outstanding:

    Weighted average shares - basic                                           3,089             3,317
    Weighted average shares - diluted                                         3,102             3,329


          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                                --------------------
                                                                                                  2001        2000
                                                                                                --------------------
Net Income                                                                                      $  904      $   869
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                   125          130
    Amortization of other assets                                                                    56           84
    Write off of fixed assets                                                                      113           --
    Loss on sale/disposition of property and equipment                                              16           --
    Restructuring charges                                                                          337           --
    Cash received on sale of Cook Bates product line                                             5,341           --
    Gain on sale of Cook Bates product line                                                     (1,252)          --
    Increase (decrease) in allowance for doubtful accounts                                         (23)          10
    Decrease (increase) in trade accounts receivable                                                28       (3,016)
    Decrease in other receivables                                                                  575          407
    Decrease in notes receivables                                                                   --           65
    Decrease (increase) in inventories                                                            (947)         877
    Decrease (increase) in prepaid expenses and other assets                                      (289)          41
    Increase in accounts payable                                                                   147          714
    Increase (decrease) in accrued expenses                                                       (255)         283
                                                                                                ------      -------
                  Net Cash Provided By Operating Activities                                      4,876          464
                                                                                                ------      -------

Cash Flows From Investing Activities:
    Capital expenditures                                                                           (53)         (54)
                                                                                                -------     --------
         Net Cash Used In Investing Activities                                                     (53)         (54)
                                                                                                -------     --------

Cash Flows From Financing Activities:
    Payments on long-term debt and revolving line of credit                                     (8,901)      (4,035)
    Borrowings on long-term debt and revolving line of credit                                    4,476        3,906
    Repurchase of common stock                                                                    (137)        (100)
                                                                                                -------     --------
         Net Cash Used In Financing Activities                                                  (4,562)        (229)
                                                                                                -------     --------

Net increase in cash                                                                               261          181
Cash at beginning of period                                                                        471          451
                                                                                                ------      -------
         Cash At End Of Three-Month Period                                                      $  732      $   632
                                                                                                ======      =======


          See accompanying notes to consolidated financial statements.

                        PACER TECHNOLOGY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated financial statements for the three-month periods ended September 30, 2001 and September 30, 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which consist of normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position at September 30, 2001 and the results of operations for the periods then ended have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the periods ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the operating results that might be expected for the full year.

2.   INVENTORIES:

         Inventories consisted of the following (in thousands):

                                                              September 30,           June 30,
                                                                   2001                 2001
                                                              ------------          ----------
         Raw materials                                        $     1,377           $    4,378
         Work in process                                              386                  508
         Finished goods                                             3,588                3,341
             Less: reserves                                          (295)                (277)
                                                              -----------           ----------
                  Inventories, net                            $     5,056           $    7,950
                                                              ===========           ==========


3.   LONG-TERM DEBT:

         Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus approximately 40% of the cost of its inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank's prime rate (6.0% as of September 30, 2001) less 0.25%, or at a LIBOR base rate plus 2.50%. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is January 1, 2003. Pacer also is permitted to use borrowings under the credit line to purchase up to $800,000 of its outstanding shares of common stock annually. As of September 30, 2001, $3.2 million of borrowings were outstanding under the credit line. Of this amount, $1 million bore interest at a LIBOR base rate of 4.125% plus 2.50%. At September 30, 2001, the Company had approximately $1.3 million of additional borrowings available based on eligible collateral.

         In connection with this credit line, the Company maintains a Commercial Letter of Credit, Standby Letter of Credit, and Banker's Acceptance, not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line. This credit facility expires on January 1, 2003. As of September 30, 2001, there were banker's acceptances totaling approximately $681,000, but no letters of credit, outstanding under this facility.

         Prior to the end of the first quarter of the current fiscal year, we had obtained the following term loans from this bank, which were paid in full in September 2001:

         (1) A $2.7 million term loan that bore interest at the bank's prime rate (6.0% at September 30, 2001) less 0.5%, or at a LIBOR base rate of 6.75% plus 1.625% per annum and that was payable in monthly installments of principal, each in the amount of $76,000, plus interest, until its maturity date of April 2, 2004.

         (2) Borrowings under a $750,000 term loan commitment which was available to fund capital expenditures and which bore interest at the bank's prime rate, less 0.5%, per annum.

         The agreements with the bank require Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of September 30, 2001, Pacer was in compliance with respect to all of these covenants. All borrowings from the bank are secured by a first priority security interest in all of Pacer's assets.

4.   RESTRUCTURING CHARGES

         During the fiscal quarter ended September 30, 2001 we recorded $337,000 of restructuring charges as a result of our planned closure of certain facilities and relocation of the operations conducted at those facilities to other facilities leased by us. The restructuring charges included lease termination charges and a write off of leasehold improvements, a deferred rent credit, and employee termination costs. We also plan to acquire certain equipment and make certain leasehold improvements to accommodate the relocated operations at our retained facilities at a cost of approximately $283,000, which will be capitalized and depreciated over the useful lives of the acquired assets.

5.   SALE OF COOK BATES PRODUCT LINE

         On September 28, 2001, we sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) to The W.E. Bassett Company for $5.3 million cash. That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000. In connection with the sale, Pacer recorded transaction related costs of $142,000 and a gain of $1.3 million, which is included in operating income in the accompanying statement of income for the quarter ended September 30, 2001.

6.   COMMITMENTS AND CONTINGENCIES:

         We have entered into sales agreements with many of our customers that contain pricing terms, including the amounts of promotional allowances and co-op advertising and provisions that convey trademark rights. Each of these agreements is unique and may include one or more of these features as part of its terms.

7.   COMPREHENSIVE INCOME:

         On July 1, 1998, we adopted Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income or loss and foreign currency translation adjustments. The total comprehensive income for the quarter ended September 30, 2001 and 2000 was $904,000 and $804,000, respectively. The impact of changes in foreign currency valuation was nominal and did not materially affect total comprehensive income or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         During the quarter ended September 30, 2001, we completed a previously announced sale of the Cook Bates product line, which generated a gain of $1,252,000 in that quarter. We also provided for the planned closure of certain of our facilities and relocation of the operations that are conducted there to our primary manufacturing facility in Rancho Cucamonga, California, resulting in restructuring charges of $337,000 in that quarter.

         The following table presents significant line items from the Company's statements of income for the three-month periods ended September 30, 2001 and 2000, as a percentage of our net sales in those periods:

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                        2001                2000
                                                                      -------              ------
         Net sales                                                     100.0%              100.0%
         Gross profit                                                   34.1%               34.5%
         Selling, general and administrative expenses                   27.5%               23.0%
         Restructuring charges                                           3.1%                --
         Gain on the Cook Bates sale                                    11.6%                --
         Operating income                                               15.1%(1)            11.5%
         Interest expense, net                                           1.2%                1.7%
         Other (income)expense, net                                      0.2%               (0.1)%
         Income before income taxes                                     13.7%                9.9%
         Net income                                                      8.4%                6.0%

        ------------
         (1) If the restructuring charges and the gain on the Cook Bates sale are eliminated, operating income would represent 6.6% of net sales in the quarter ended September 30, 2001.

         Net Sales. Net sales for the quarter ended September 30, 2001 decreased by 25.9% to $10.8 million from $14.6 million for the same quarter in the prior year. This $3.8 million decrease was attributable to several factors, including: late Cook Bates holiday orders of more than $1 million that will be shipped, and therefore recorded, in the second quarter of the fiscal year; the loss of a major Cook Bates retail customer that accounted for $1.2 million in sales in the first fiscal quarter of 2000; the sale of the California Chemical product line in June 2001, which had $0.5 million of sales in the prior year period; lost sales as a result of the closure of Pacer's UK office; the slowing economy which resulted in a reduction in Super Glue product sales and increased reserves for possible returns later this year of holiday gift sets that were shipped in the first quarter of the current fiscal year.

         Gross Profit. Our gross profit for the quarter ended September 30, 2001 was $3.7 million, or 34.1% of sales versus $5.0 million, or 34.5% of sales in the same period in the prior year.

         Selling, general and administrative. Selling, general and administrative expenses declined by $385,000 in the quarter ended September 30, 2001 to $3.0 million from $3.3 million in the same quarter of the prior year due primarily to decreases in promotional and advertising expenses. However, as a percentage of sales, selling, general and administrative expenses increased to 27.5% in the quarter ended September 30, 2001 from 23.0% in the same quarter of the prior year.

         Operating Income. Operating income for the quarter ended September 30, 2001 was $1.6 million, or 15.1% of sales, compared to $1.7 million or 11.5% of sales in the same quarter of the prior year. If the restructuring charges and the gain on the Cook Bates sale were eliminated, our operating income for the quarter ended September 30, 2001 would have been $715,000 or 6.6% of net sales.

         Interest expense, net. Interest expense declined in the quarter ended September 30, 2001 to $130,000 or 1.2% of sales as compared to $249,000 or 1.7% of sales in the corresponding quarter of the prior year. That decline was due to a reduction in our outstanding bank borrowings and lower interest rates due to declining market rates of interest.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by all activities during the quarter ended September 30, 2001 was $261,000, compared to cash provided of $181,000 during the same quarter of the prior year.

         Cash provided by operations during the first quarter of the current fiscal year was $4.9 million compared to $464,000 during the same quarter of the prior year. This improvement in cash flow from operations was primarily due to a decrease in inventories as a result of the sale of the Cook Bates inventories to the buyer of the Cook Bates product line.

         Cash consumed by our financing activities was $4.6 million during the first-three months of the current fiscal year as compared to $229,000 during the same period in fiscal 2001. The increase in cash consumed was primarily due to the use of cash, generated primarily by the Cook Bates sale, to reduce outstanding bank borrowings and to repurchase common shares in our open market and private stock repurchase program.

         We fund our working capital requirements primarily with a combination of internally generated funds and borrowings under a $7 million revolving line of credit from a bank. Borrowings under the credit line bear interest at the bank's prime rate (6.0% at September 30, 2001), less 0.25%, or at the bank's LIBOR base rate, plus 2.5%. We are required to make monthly interest-only payments on the credit line until its maturity date of January 1, 2003. Prepayments of the principal balance are permitted without penalty. Borrowings under the credit line are secured by substantially all of our assets. As of September 30, 2001 such borrowings amounted to $3.2 million and approximately $1.3 million of unused borrowings were available under the credit line. By comparison, at June 30, 2001 outstanding bank borrowings (both revolving and term) totaled nearly $7.9 million. That reduction in our outstanding borrowings was funded with proceeds from the Cook Bates sale. We expect to make further reductions in outstanding bank borrowings during the second quarter of the current fiscal year with proceeds from collections of the remaining Cook Bates receivables that were retained by us and not sold as part of the Cook Bates sale.

         We believe that borrowings under our credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. We do not presently anticipate any material cash requirements or, with the exception of the proceeds from the remaining Cook Bates receivables, any material changes in our sources of funds, in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002. SFAS No. 142 will require the Company to complete a transitional goodwill impairment test by January 1, 2002, six months prior to the date of the Company's adoption of SFAS 142. The Company also will be required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. We are currently assessing the financial impact SFAS No. 141 and No. 142 will have on our Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

         Statements contained in this Report on Form 10-Q that are not historical facts or that discuss our expectations or beliefs regarding our future financial performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of future performance that are based upon current information and that are subject to a number of risks and uncertainties that could cause actual operating results during future periods to differ significantly from those expected at the current time. Those risks and uncertainties are set forth in detail in Pacer's Annual Report on Form 10-K for its fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission on September 26, 2001. The risks and uncertainties include, but are not limited to, the following:

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

                  Recent Changes in Economic Conditions. According to government and other public reports, the quarter ended September 30, 2001 was characterized by a slowing of consumer demand and confidence in the United States. We believe that like other manufacturers of retail products, our sales during that quarter were adversely impacted by these conditions. It now appears that these conditions, along with concerns and heightened uncertainties created by the recent terrorist attacks in the United States, will continue to adversely affect consumer demand and confidence, and therefore could adversely affect our sales in succeeding quarters of the current fiscal year.

                  Changes in Business Strategy and Operations. We sold our California Chemical product line in June 2001 and our Cook Bates product line in September 2001 in order to focus on and grow our core adhesives business. Although these actions will result in a significant decline in our net sales in the current fiscal year ending June 30, 2002, as compared to the last three years, we believe that the sales of those businesses will enable us to improve our profitability. However, our future profitability could be adversely affected if we are not able to reduce and, thereby, align our future operating costs to match sales levels in future periods or if we are unable to grow and thereby meaningfully increase the revenues of our core adhesives business.

         The forward-looking statements contained in this Report are made only as of this date and Pacer undertakes no obligation to update or revise forward-looking statements, contained in this Report or in our Annual Report on Form 10-K for the year ended June 30, 2001, whether as result of new information, future events or developments or otherwise.

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving bank credit facility approximate the carrying value of those obligations.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                     None.

         (b)      Reports on Form 8-K

                  On October 11, 2001, we filed a Current Report on Form 8-K to report, under Item 2 - "Acquisition or Disposition of Assets" our sale of the Cook Bates product line to The W.E. Bassett Company. That report also included pro forma financial data related to that sale.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PACER TECHNOLOGY



Dated:  November 12, 2001              By:      /s/ RICHARD S. KAY
                                           -------------------------------------
                                           Richard S. Kay
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President


Dated:  November 12, 2001              By:      /s/ LAURENCE R. HUFF
                                           -------------------------------------
                                           Laurence R. Huff
                                           Chief Financial Officer