Form 10-Q
period 2001-12-31
PACER TECHNOLOGY
filed 2002-02-13
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended: December 31, 2001 OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to

Commission file number 0-8864

PACER TECHNOLOGY

(Exact name of small business issuer as specified in its charter)

CALIFORNIA	77-0080305

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9420 Santa Anita Avenue, Rancho Cucamonga, California	91730-6117

(Address of principal executive offices)	(Zip Code)

(909) 987-0550

(Registrant’s telephone number, including area code)

Not Applicable

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
YES  [X]   NO  [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,006,149 shares of Common Stock at February 13, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	June 30,
	2001	2001

ASSETS	(unaudited)	(audited)

Current Assets:
Cash	$74	$471
Trade receivables, less allowance for doubtful accounts of $648 and $343, respectively	6,180	8,292
Other receivables	119	966
Inventories	4,170	7,950
Prepaid expenses	475	292
Deferred income taxes	1,361	1,860

Total Current Assets	12,379	19,831

Equipment and Leasehold Improvements:
Cost	7,031	7,498
Accumulated depreciation & amortization	(5,751)	(5,864)

Total Equipment & Leasehold Improvements	1,280	1,634

Cost in excess of net assets acquired, net	1,274	1,385
Other assets	2	21

Total Assets	$14,935	$22,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,344	$2,391
Accrued expenses	796	1,506
Revolving bank line of credit	953	4,648
Current installments of long-term debt	100	3,042

Total Current Liabilities	3,193	11,587
Deferred income taxes	44	44
Long-term debt, excluding current installments	117	166

Total Liabilities	3,354	11,797

SHAREHOLDERS’ EQUITY:
Common stock, no par value; Authorized: 50,000,000 shares; issued and outstanding: 3,008,445 shares at December 31, 2001 and 3,091,905 shares at June 30, 2001	7,561	7,888
Retained earnings	4,020	3,186

Total shareholders’ equity	11,581	11,074

Total Liabilities and Shareholders’ Equity	$14,935	$22,871

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Six-Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net sales	$7,178	$9,435	$17,957	$23,983
Cost of sales	4,790	6,482	12,443	16,401

Gross profit	2,388	2,953	5,514	7,582
Selling, general and administrative expenses	2,418	2,584	4,829	5,534
Restructuring charges	123	—	459	—
Gain on sale of Cook Bates product line	—	—	1,252	—

Operating income (loss)	(153)	369	1,478	2,048
Other (income) expenses:
Interest expense, net	11	251	142	500
Other income, net	(36)	(144)	(10)	(154)

	(25)	107	132	346

Income (loss) before income taxes	(128)	262	1,346	1,702
Income tax expense (benefit)	(58)	104	512	675

Net income (loss)	$(70)	$158	$834	$1,027

Per Share Data:
Basic Earnings (Loss) Per Share	$(0.02)	$0.05	$0.27	$0.31

Weighted Average Shares — Basic	3,030	3,284	3,059	3,300

Diluted Earnings (Loss) Per Share	$(0.02)	$0.05	$0.27	$0.31

Weighted Average Shares — Diluted	3,030	3,284	3,109	3,305

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six-Months Ended
	December 31,

	2001	2000

Net Income	$834	$1,027
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	233	255
Amortization of other assets	111	168
Loss on sale of equipment	40	—
Increase in allowance for doubtful accounts	305	(84)
Restructuring charges	459	—
Gain on sale of Cook Bates product line	(1,252)	—
Cash received on sale of Cook Bates product line	5,341	—
Gain on sale of equipment	(4)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	1,807	(1,143)
Decrease in other receivables	847	801
Decrease in notes receivables	—	70
(Increase) decrease in inventories	(60)	639
(Increase) decrease in prepaid expenses and other assets	(183)	201
Decrease in deferred income taxes	499	—
Decrease in accounts payable	(1,047)	(214)
Decrease in other accrued expenses	(1,240)	(27)

Net Cash Provided By Operating Activities	6,690	1,693

Cash Flows From Investing Activities:
Capital expenditures	(81)	(301)
Proceeds from sales of equipment	7	—

Net Cash Used In Investing Activities	(74)	(301)

Cash Flows From Financing Activities:
Payments on long-term debt and revolving line of credit	(13,857)	(8,340)
Borrowings on long-term debt and revolving line of credit	7,171	6,759
Repurchase of common stock	(327)	(168)

Net Cash Used In Financing Activities	(7,013)	(1,749)

Net decrease in cash	(397)	(357)
Cash at beginning of period	471	451

Cash At End Of Period	$74	$94

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS:

     The consolidated financial statements for the three-month and the six-month periods ended December 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, adjustments necessary to present fairly the consolidated financial position at December 31, 2001 and the Statements of Operations for the periods then ended have been made. All such adjustments are of a normal recurring nature.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for the fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission. The Statements of Operations for the periods ended December 31, 2001 and December 31, 2000 are not necessarily indicative of a full year’s operating results.

2. INVENTORIES:

     Inventories consisted of the following at:

	December 31, 2001	June 30, 2001

	(In thousands)
Raw materials	$1,913	$4,378
Work-in-process	384	508
Finished goods	1,873	3,064

Total inventories	$4,170	$7,950

3. LONG-TERM DEBT:

     Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus approximately 40% of the cost of its inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.75% as of December 31, 2001) less 0.25%, or at a LIBOR base rate plus 2.5%. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is January 1, 2003. Pacer also is permitted to use borrowings under the credit line to purchase up to $800,000 of its outstanding shares of common stock annually. As of December 31, 2001, $953,000 of borrowings were outstanding under the credit line. At December 31, 2001, the Company had approximately $3.7 million of additional borrowings available based on eligible collateral.

     In connection with this credit line, the Company maintains Commercial Letters of Credit, Standby Letters of Credit, and Banker’s Acceptances, not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line. This credit facility expires on January 1, 2003. As of December 31, 2001, there were no letters of credit, standby letters of credit or banker’s acceptances outstanding under this facility.

     The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of December 31, 2001, Pacer was in compliance with all but two of these covenants, for which it has received waivers from the bank.

4. RECLASSIFICATION:

     In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of goods sold for all periods presented.

5. RESTRUCTURING CHARGES:

     During the fiscal quarter ended December 31, 2001, we recorded $123,000 of restructuring charges as a result of our planned closure of certain facilities and relocation of the operations conducted at those facilities to other facilities leased by us. The restructuring charges included employee termination costs. We also plan to acquire certain equipment and make certain leasehold improvements to accommodate the relocated operations at our retained facilities at a cost of approximately $200,000, which will be capitalized and depreciated over the useful lives of the acquired assets.

     Restructuring charges for the six-month period ended December 31, 2001 were $459,000 and included lease termination charges, a write-off of leasehold improvements, a deferred rent credit and employee termination costs.

6. SALE OF COOK BATES PRODUCT LINE:

     On September 28, 2001, we sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) to The W.E. Bassett Company for $5.3 million cash. That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000. In connection with the sale, Pacer recorded transaction related costs of $142,000 and a gain of $1.3 million, which is included in operating income in the accompanying statement of operations for the six-month period ended December 31, 2001.

7. COMMITMENTS AND CONTINGENCIES:

     We have entered into sales agreements with many of our customers that contain pricing terms, including the amounts of promotional and cooperative advertising allowances that Pacer will provide to those customers. Each of these agreements is unique and may include one or more of these features as part of its terms. In the case of agreements that provide for promotional and cooperative allowances, those allowances are established at fixed dollar amounts, rather than varying with the volume of the customer’s purchases of products from Pacer and, therefore, those allowances represent commitments on the part of Pacer to such customers.

8. RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002. The Company will be required to reassess the useful lives of other intangible assets within its first fiscal quarter after adoption of SFAS No. 142. We are currently assessing what financial impact, if any, SFAS No. 141 and No. 142 will have on our consolidated financial statements and operating results.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and applies to all long-lived assets (including discontinued operations). We are currently assessing what financial impact, if any, SFAS No. 144 will have on our consolidated financial statements and operating results.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Results of Operations. As previously reported, during the latter part of fiscal 2001, we made a strategic decision to focus our resources and efforts on growing and improving the profitability of our core glue, adhesives and sealant businesses, and to seek buyers for our nail care products business. In June 2001, we sold our California Chemical product line, which consisted primarily of bulk liquids and powders for sculptured acrylic processes; and, in September 2001, we sold our Cook Bates product line, which consisted primarily of personal care manicure implements. During the fiscal year ended June 30, 2001, those two product lines accounted for approximately 34% of our total sales.

     As a result, but as expected, we experienced a significant decline in our net sales during the quarter ended December 31, 2001 and we expect our sales during the balance of the current fiscal year, ending June 30, 2002, to be similarly lower, as compared to the second six months of fiscal 2001. However, as a result of those sales we have been able to begin taking actions to restructure our operations in ways that we believe will enable us to reduce our operating expenses and improve the profitability of our adhesive and sealant products business. In the interim, we have continued to incur some operating costs associated with the disposition of our nail care products business and the restructuring of our operations, which are reflected in our results of operations for the quarter and six months ended December 31, 2001.

     The vast majority of our adhesive and sealant product sales are made to national mass merchandisers and national and regional food and drug store chains. Those sales, in turn, depend on consumer demand, which is affected by economic conditions and the level of discretionary income available to consumers. As a result, our sales during fiscal 2002 will be affected by the duration and the severity of the current economic recession in the United States and in Europe and Latin America, where we also sell our adhesive and sealant products.

     Financial Condition and Liquidity. We used the proceeds from the sales of our nail care product lines to reduce bank debt. As of February 12, 2002, we had no outstanding bank debt and $4.7 million of availability under our bank credit line. This compares to $7.6 million and $953,000 of outstanding bank debt at June 30, 2001 and December 31, 2001, respectively. We currently believe that, if we are able to maintain our sales of adhesive and sealant products at levels at least comparable to last year’s, we should be able to fund our operations primarily with internally generated funds, and without having to incur any significant bank borrowings, during the balance of the current fiscal year.

Results of Operations

     The following table presents selected line items from the Company’s statements of income for the three-month and six-month periods ended December 31, 2001 and 2000 as a percentage of net sales:

	Three Months Ended		Six-Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit (1)	33.3%	31.3%	30.7%	31.6%
Selling, general and administrative expenses (1)	33.7%	27.4%	26.9%	23.1%
Restructuring charges (2)	1.7%	—%	2.6%	—%
Gain on sale of Cook Bates product line (2)	—%	—%	7.0%	—%
Operating income (loss)	(2.1%)	3.9%	8.2%	8.5%
Interest expense, net	0.2%	2.7%	0.8%	2.1%
Other income, net	(0.5%)	(1.6%)	(0.1%)	(0.7%)
Income (loss) before income taxes	(1.8%)	2.8%	7.5%	7.1%
Net income (loss)	(1.0%)	1.7%	4.6%	4.3%

(1)	Freight out expense has been reclassified from selling, general and administrative expense to cost of goods sold for all periods presented.

(2)	If restructuring charges and the gain on the sale of the Cook Bates product line were to be eliminated, operating income would have represented 0% and 3.8% of net sales, respectively, in the three and six month periods ended December 31, 2001.

     Net sales. Net sales for the quarter ended December 31, 2001 decreased by $2.2 million or 23.9% to $7.2 million from $9.4 million for the same quarter in the prior year. For the six months ended December 31, 2001, net sales declined by 25% to $18.0 million from $24.0 million in the first six months of fiscal 2001. These decreases, which were expected, were primarily the result of the sale of the Cook Bates product line in the first quarter of fiscal 2002 and the sale of our California Chemical product line in the quarter ended June 30, 2001. Those product lines accounted for combined sales of $ 3.0 million and $10.0 million in the three and six months ended December 31, 2000, respectively, as compared to $1.1 million and $5.6 million, respectively, in the quarter and six months ended December 31, 2001. The closure in June of 2001 of our United Kingdom office also contributed to declines in net sales in the quarter and six months ended December 31, 2001. By contrast, despite the fact that retailers were reducing inventories during the first three months of the current fiscal year, primarily in response to the recession, our domestic adhesive and sealant product sales were almost equal to like sales of those products in the three months ended December 31, 2000.

     Gross profit. Our gross margin improved to 33.3% in the quarter ended December 31, 2001 from 31.3% for the same period in the prior year. This improvement in gross margin was attributable to a number of factors, including improved operating efficiencies and reductions in raw material costs. For the six-months ended December 31, 2001 our gross margin declined to 30.7% from 31.6% for the same six months of the prior fiscal year, primarily due to an increase in the reserves we established for anticipated returns of Cook Bates holiday gift sets that were sold in the first quarter of fiscal 2002.

     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended December 31, 2001 were $2.4 million, or 33.7% of net sales, as compared to $2.6 million, or 27.4% of net sales for the same quarter of the prior year. This percentage increase was primarily due to a charge we recorded in the quarter ended December 31, 2001 to increase reserves for a potential write-off of accounts receivables arising from sales of Cook Bates products in the second quarter of the current fiscal year to Kmart. That increase in reserves was a direct result of Kmart’s bankruptcy filing that occurred on January 22, 2002, following the end of our second quarter. For the six months ended December 31, 2001, SG&A expenses were $4.8 million, or 26.9% of sales compared to $5.5 million or 23.1% of sales for the same six-month period in the prior year. This increase in SG&A as a percentage of sales was primarily attributable to the reduction in sales associated with the sale of the Cook Bates product line and the provision for a potential write-off of the Kmart receivables that may result from the outcome of its bankruptcy reorganization.

     We record, as SG&A expense, promotional and cooperative advertising allowances that we provide to our customers. Those allowances generally are fixed at a specified dollar amount per year by agreement with our customers, rather than being set as a percentage of the volume of purchases made by those customers. As a result, if purchases of our products by our customers were to decline during a fiscal period, as compared to the corresponding fiscal period of the prior year, these allowances could cause our operating income to be lower than in the corresponding quarter of the prior year.

     Restructuring Charges. During the quarter and six months ended December 31, 2001 we recorded restructuring charges of $123,000 and $459,000, respectively, as a result of our planned consolidation of our operations into a single manufacturing facility, made possible by the sales of our Cook Bates and California Chemical product lines. Those charges arise primarily from the early termination of the lease and write-offs of tenant improvements at the facility being closed.

     Operating income (loss). In the quarter ended December 31, 2001, we incurred a loss from operations of $153,000, or 2.1% of net sales, as compared to generating income from operations of $369,000, or 3.9% of net sales, in the same quarter of the prior fiscal year. That loss from operations was due primarily to the provision recorded to increase reserves for a potential write-off of Kmart receivables and restructuring charges of $123,000 recorded as a result of our planned closure of certain facilities and relocation of the operations conducted at those facilities to other facilities leased by us. If the restructuring charges and provision for a potential write-off were eliminated, the operating income for the quarter ended December 31, 2001 would have been approximately $320,000.

     For the six-months ended December 31, 2001, income from operations was $1.5 million, or 8.2% of sales, of which $1.3 million, or 7.0% of net sales, represented a gain on the sale of the Cook Bates product line in the first quarter of the current fiscal year. Excluding that gain, and the $459,000 restructuring charge discussed above (which represented 2.6% of net sales), and provision for a potential write-off operating income for the six months ended December 31, 2001 would have been $1.0 million or 5.8% of net sales. This compares to income from operations of $2.1 million, or 8.5% of net sales, in the six months ended December 31, 2000, during which period we did not realize a gain on sales of assets nor incur any restructuring charges.

     Interest expense, net. Interest expense decreased by approximately $240,000 in the quarter ended December 31, 2001 and by $358,000 in the six months ended December 31, 2001, in each case as compared to the respective corresponding periods of the prior fiscal year. Those decreases were primarily due to a reduction in outstanding bank borrowings and lower interest rates due to declining market rates of interest. The reductions in outstanding borrowings were funded primarily with the proceeds from the sale of the Cook Bates product line. We currently anticipate that outstanding bank borrowings will be significantly lower and, therefore, that interest expense also will be lower, during the second half of the current fiscal year as compared to the same period of the prior year.

     Other income, net. Other income decreased by approximately $108,000 in the quarter ended December 31, 2001 and by $144,000 in the six months ended December 31, 2001, in each case as compared to the respective corresponding periods of the prior fiscal year, primarily because the results for the corresponding periods of the prior year included income attributable to foreign currency translation gains and losses. With the closure of the U.K. office, we expect foreign currency gains and losses to be much less of a factor in our operating results in future periods.

Liquidity and Capital Resources

     Net cash used by all activities during the six months ended December 31, 2001 was $397,000, compared to cash used of $357,000 during the first six-months of the prior year.

     Cash provided by operations during the six months ended December 31, 2001 was $6.7 million compared to cash provided of $1.7 million during the corresponding period of the prior year. This improvement in cash flow was due primarily to the receipt of the cash proceeds from the sale of the Cook Bates product line in September 2001 and a $1.8 million reduction in accounts receivable, due to the collection of accounts receivable from Cook Bates product sales and a decline in new accounts receivable due to the decline in sales of Cook Bates and California Chemical products following the sale of those product lines.

     Cash used by investing activities during the six months ended December 31, 2001 was $74,000 as compared to $301,000 during the corresponding period of the prior year due to a decrease in capital expenditures.

     Cash used in financing activities was $7.0 million during the first-six months of fiscal year 2002 as compared to cash used in financing activities of $1.7 million during the same period of the prior year. The increase in cash consumed was primarily due to the use of cash, generated primarily by the Cook Bates sale, to reduce outstanding bank borrowings and to repurchase common shares in our open market and private stock repurchase program.

     We have funded our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving bank credit line. Borrowings under the credit line bear interest at the bank’s prime rate (4.75% at December 31, 2001) less 0.25%, or at the bank’s LIBOR base rate, plus 2.5%. We are required to make monthly interest-only payments on the credit line until its maturity date of January 1, 2003. Prepayments of the principal balance are permitted without penalty. Outstanding borrowings under the credit line are secured by substantially all of our assets. As of December 31, 2001, such borrowings totaled approximately $953,000 and approximately $3.7 million of unused borrowings were available under the credit line. By comparison, at June 30, 2001 outstanding bank borrowings (which also then included a term loan) totaled nearly $7.6 million. This reduction in our outstanding borrowings was funded with proceeds from the Cook Bates sale. As of February 12, 2002, we had no outstanding bank indebtedness and $4.7 million of unused borrowings were available under our revolving bank line of credit. That further reduction in outstanding borrowings was funded primarily from the collection of receivables from our sales of remaining inventories of Cook Bates products and was made possible by the reduction in our working capital requirements as a result of the reduction in net sales resulting from our dispositions of the Cook Bates and California Chemical product lines.

     Due to the reduction in our working capital requirements, we have a reduced need for borrowings to fund our operations. As a result, we will be seeking a reduction in the amount of borrowings under our bank line of credit, primarily as a means of reducing bank and other related fees.

     We do not presently anticipate any material cash requirements or, with the exception of proceeds from the collection of remaining Cook Bates receivables, any material changes in our sources of funds, in the foreseeable future. Assuming no substantial increases in sales or in our capital expenditures, it is our current belief that internally generated funds will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. If needed, however, we expect that we will have borrowing capacity available under our bank credit line to supplement internally generated funds.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002. The Company will be required to reassess the useful lives of other intangible assets within its first fiscal quarter after adoption of SFAS No. 142. We are currently assessing what financial impact, if any, SFAS No. 141 and No. 142 will have on our consolidated financial statements and operating results.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and applies to all long-lived assets (including discontinued operations). We are currently assessing what financial impact, if any, SFAS No. 144 will have on our consolidated financial statements and operating results.

Forward-looking Statements

     Statements contained in this Report on Form 10-Q that are not historical facts or that discuss our expectations or beliefs regarding our future financial performance or future financial condition constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of future performance or the effects of future events that are based upon current information and that are subject to a number of risks and uncertainties that could cause actual operating results during future periods to differ significantly from those expected at the current time. Discussions of those risks and uncertainties are set forth in detail in Pacer’s Annual Report on Form 10-K for its fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission on September 26, 2001 and in the section of the Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations and readers of this Report are urged to review those discussions. The risks and uncertainties include, but are not limited to the following:

     Dependence on Major Customers. Even though no single customer represents more than 10% of our total sales volume, our customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected, and possibly significant reductions in sales and earnings.

     On January 22, 2002, Kmart, which has been a long time customer for our Cook Bates products, announced that it had filed for Chapter 11 Bankruptcy protection. For the quarter ended December 31, 2001, the Company made a provision for a potential write-off of receivables due from Kmart. Due to the lack of information as to the outcome of the Kmart bankruptcy reorganization, it is possible that actual write-off will exceed management’s current estimate, in which event it would become necessary to incur additional charges, to cover those write-offs, that would adversely affect operating results.

     Risks of Foreign Operations. Our operating results could decline as a result of foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries in Europe, Asia and Latin America where we sell our products and where we obtain some of our raw materials.

     Recent Changes in Economic Conditions. According to government and other public reports, the quarter ended December 31, 2001 was characterized by a slowing of consumer demand and confidence. We believe that, like other manufacturers of retail products, U.S. sales during that quarter were adversely impacted by these conditions. It now appears that these conditions, along with concerns and heightened uncertainties created by the terrorist attacks of September 11, 2001 in the United States, will continue to adversely affect consumer demand and confidence, and therefore could adversely affect our sales in succeeding quarters of the current fiscal year.

     Changes in Business Strategy and Operations. We sold our California Chemical product line in June 2001 and our Cook Bates product line in September 2001 in order to focus and grow our core adhesives and sealants business. Although these actions will result in a significant decline in our net sales in the fiscal year ending June 30, 2002, as compared to the last three years, we believe that the dispositions of these businesses will enable us to improve our profitability. However, our future profitability could, instead, be adversely affected if we are not able to reduce and, thereby, align our future operating costs to match sales levels in future periods or if we are unable to grow and thereby meaningfully increase the revenues of our core adhesives business.

The forward-looking statements contained in this Report are made only as of this date and Pacer undertakes no obligation to update or revise forward-looking statements contained in this Report or in our Annual Report on Form 10-K for the year ended June 30, 2001, whether as result of new information, future events or developments or otherwise.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pacer’s exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which could adversely affect its financial position, results of operations and cash flows. To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our purchases of raw materials and sales of products outside the United States. We do not use financial instruments for trading or other speculative purposes, and we are not party to any derivative financial instruments.

     In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit line approximates the carrying value of those obligations.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Pacer’s Annual Meeting of Shareholders was held on November 13, 2001. There were two proposals voted on at the meeting: (i) the election of five directors to serve until the next annual shareholders meeting, and (ii) the approval of the Pacer Technology 2001 Stock Incentive Plan, which provides for the grant of options to purchase up to a total of 300,000 shares of Pacer’s common stock to officers, directors, employees and service providers.

     1. Election of Directors. The election of directors was uncontested. As a result, all five of the nominees of the Board of Directors, who are named below, were elected and there were no broker non-votes. The results of the voting in the election of directors were as follows:

Nominee	Votes "For"	Votes Withheld

Ellis T. Gravette	2,709,468	63,420
Carl E. Hathaway	2,705,704	67,184
John G. Hockin II	2,604,058	168,830
Richard Kay	2,655,707	117,131
Larry K. Reynolds	2,678,258	94,630

     2. Approval of 2001 Stock Incentive Plan. The 2001 Stock Incentive Plan was approved at the Annual Meeting. Set forth below are the results of the voting on the approval of the 2001 Stock Incentive Plan (the “Plan”).

Votes "For"	Votes Against	Votes Abstained

896,415	320,838	17,579

     The vote required to approve the Plan was a majority of the votes cast on that proposal. Broker non-votes with respect to this proposal, of which there were a total of 1,538,056, are not counted for purposes of determining whether this proposal received the votes required for approval.

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits:

            None

     (b)  Reports on Form 8-K:

            None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACER TECHNOLOGY

Dated: February 13, 2002	By:	/s/ RICHARD S. KAY

Richard S. Kay Chairman of the Board of Directors, Chief Executive Officer and President

Dated: February 13, 2002	By:	/s/ LAURENCE R. HUFF

Laurence R. Huff Chief Financial Officer