Form 10-Q
period 2002-03-31
PACER TECHNOLOGY
filed 2002-05-10
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2002

OR

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

YES     NO .

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,983,005 shares of Common Stock at May 9, 2002

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	June 30,
	2002	2001

ASSETS	(unaudited)	(audited)
Current Assets:

Cash	$1,235	$471

Trade receivables, less allowance for doubtful accounts of $590 and $343, respectively	4,734	8,292

Other receivables	108	966

Inventories	4,061	7,950

Prepaid expenses	505	292

Deferred income taxes	1,361	1,860

Total Current Assets	12,004	19,831

Equipment and Leasehold Improvements:

Cost	6,403	7,498

Accumulated depreciation & amortization	(5,095)	(5,864)

Total Equipment & Leasehold Improvements	1,308	1,634

Cost in excess of net assets acquired, net	1,219	1,385

Other assets	—	21

Total Assets	$14,531	$22,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,241	$2,391

Accrued expenses	1,223	1,506

Revolving bank line of credit	—	4,648

Current installments of long-term debt	100	3,042

Total Current Liabilities	2,564	11,587

Deferred income taxes	44	44

Long-term debt, excluding current installments	92	166

Total Liabilities	2,700	11,797

SHAREHOLDERS’ EQUITY:

Common stock, no par value; Authorized: 50,000,000 shares; issued and outstanding: 2,985,035 shares at March 31, 2002 and 3,091,905 shares at June 30, 2001	7,458	7,888

Retained earnings	4,373	3,186

Total shareholders’ equity	11,831	11,074

Total Liabilities and Shareholders’ Equity	$14,531	$22,871

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net sales	$6,775	$10,592	$24,731	$34,575

Cost of sales	4,574	7,279	17,017	23,680

Gross profit	2,201	3,313	7,714	10,895

Selling, general and administrative expenses	1,660	2,304	6,488	7,838

Restructuring charges	12	—	472	—

Gain on sale of Cook Bates product line	—	—	1,252	—

Operating income	529	1,009	2,006	3,057

Other (income) expenses:

Interest expense, net	1	186	142	686

Other (income) expense, net	(22)	155	(32)	1

	(21)	341	110	687

Income before income taxes	550	668	1,896	2,370

Income tax expense	197	279	709	954

Net income	$353	$389	$1,187	$1,416

Per Share Data:

Basic Earnings Per Share	$0.12	$0.12	$0.39	$0.43

Weighted Average Shares – Basic	2,999	3,256	3,039	3,285

Diluted Earnings Per Share	$0.11	$0.12	$0.38	$0.43

Weighted Average Shares – Diluted	3,079	3,256	3,100	3,285

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine-Months Ended
	March 31,

	2002	2001

Net Income	$1,187	$1,416

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	362	331

Amortization of other assets	169	252

Loss on sale of equipment	86	2

Increase (decrease) in allowance for doubtful accounts	247	(43)

Decrease in deferred income taxes	499	—

Restructuring charges	472	—

Gain on sale of Cook Bates product line	(1,252)	—

Cash received on sale of Cook Bates product line	5,341	—

Gain on sale of equipment	(23)	—

Changes in operating assets and liabilities:

(Increase) decrease in trade accounts receivable	3,311	(1,489)

Decrease in other receivables	858	479

Decrease in notes receivables	—	93

Decrease in inventories	47	1,864

(Increase) decrease in prepaid expenses and other assets	(213)	173

Increase (decrease) in accounts payable	(1,150)	148

Decrease in accrued expenses	(897)	(455)

Net Cash Provided By Operating Activities	9,044	2,771

Cash Flows From Investing Activities:

Capital expenditures	(213)	(288)

Proceeds from sales of equipment	27	—

Net Cash Used In Investing Activities	(186)	(288)

Cash Flows From Financing Activities:

Payments on long-term debt and revolving line of credit	(15,396)	(11,926)

Borrowings on long-term debt and revolving line of credit	7,732	9,434

Repurchase of common stock	(430)	(278)

Net Cash Used In Financing Activities	(8,094)	(2,770)

Net increase (decrease) in cash	764	(287)

Cash at beginning of period	471	451

Cash At End Of Period	$1,235	$164

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS:

         The consolidated financial statements for the three-month and the nine-month periods ended March 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, adjustments necessary to present fairly the consolidated financial position at March 31, 2002 and the results of operations for the periods then ended have been made. All such adjustments are of a normal recurring nature.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10K for its fiscal year ended June 30, 2001. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the operating results that might be expected for the full fiscal year ending June 30, 2002.

2. INVENTORIES:

         Inventories consisted of the following at:

	March 31, 2002	June 30, 2001

	(In thousands)
Raw materials	$1,790	$4,378

Work-in-process	435	508

Finished goods	1,836	3,064

Total inventories	$4,061	$7,950

3. LONG-TERM DEBT:

         Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus approximately 40% of the cost of its inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.75% as of March 31, 2002) less 0.25%, or at a LIBOR base rate plus 2.50%. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is January 1, 2003. Pacer also is permitted to use borrowings under the credit line to purchase up to $800,000 of its outstanding shares of common stock annually. As of March 31, 2002, no borrowings were outstanding under the credit line. At March 31, 2002, the Company had approximately $3.5 million of borrowings available based on eligible collateral.

         In connection with this credit line, the Company maintains Commercial Letters of Credit, Standby Letters of Credit, and Banker’s Acceptances, not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line. This credit facility expires on January 1, 2003. As of March 31, 2002, there were no letters of credit, standby letters of credit or banker’s acceptances outstanding under this facility.

         The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of March 31, 2002, Pacer was in compliance with all of these covenants.

         Effective May 1, 2002, the revolving bank credit line agreement was extended and will now mature on October 1, 2003. The new agreement provides for a reduction in the LIBOR rate of 0.25% on any outstanding borrowings if the Company reaches EBITDA targets of $1.0 million for the six-month period January through June 2002 and $500,000 in any subsequent quarter. All other provisions, restrictions and covenants will remain unchanged.

4. RECLASSIFICATION:

         In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of goods sold for all periods presented.

5. RESTRUCTURING CHARGES:

         During the fiscal quarter ended March 31, 2002, we recorded $12,000 of restructuring charges as a result of our planned closure of certain facilities and relocation of the operations conducted at those facilities to other facilities leased by us. We have also acquired certain equipment and made certain leasehold improvements to accommodate the relocated operations at our retained facilities at a cost of approximately $200,000, which will be capitalized and depreciated over the useful lives of the acquired assets.

         Restructuring charges for the nine-month period ended March 31, 2002 were $472,000 and included lease termination charges and a write off of leasehold improvements, a deferred rent credit and employee termination costs.

6. SALE OF COOK BATES PRODUCT LINE:

         On September 28, 2001, we sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) to The W.E. Bassett Company for $5.3 million cash. That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000. In connection with the sale, Pacer recorded transaction related costs of $142,000 and a gain of $1.3 million, which are included in operating income in the accompanying statement of income for the nine-month period ended March 31, 2002.

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

9. SUBSEQUENT EVENTS:

         Effective May 1, 2002, our revolving bank credit line agreement was extended and will now mature on October 1, 2003. The new agreement provides for a reduction in the LIBOR rate of 0.25% on any outstanding borrowings if the Company reaches EBITDA targets of $1.0 million for the six-month period January through June 2002 and $500,000 in any subsequent quarter. All other provisions, restrictions and covenants will remain unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

         In accordance with generally accepted accounting principles, as applied in the United States (“GAAP”), we record all of our assets at the lower of cost or fair market value. In determining the fair market value of some of our assets, principally accounts receivable, inventories, and costs in excess of net assets of acquired businesses (commonly known as “goodwill”), we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside our control and if changes in those events or circumstances occur thereafter, GAAP may require us to adjust the earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of assets involved.

         It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” in the fair market value of any of these assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. With respect to other assets, such as goodwill, we write down their fair market value directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair market value. Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statement of income in the periods when those reserves or allowances are established or those write-downs recorded. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

         Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and regarding the amounts at which sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical product return experience.

         In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair market value of those assets and establish adequate reserves or allowances. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

         Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights to return products. Historically, the Cook Bates product line had a significant amount of sales where contractual return rights existed. In these instances, we established an allowance based on our historical experience with returns of like products. This allowance had the effect of reducing the amount of our reported sales. With the sale of the Cook Bates product line in the first quarter of this year, we do not expect product returns to continue to be significant.

         Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 60-day payment terms to our customers. We regularly review our customers’ accounts and estimate the amount of an allowance for uncollectible amounts or “receivables” in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and economic conditions that may affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. For example, if the financial condition of the Company’s customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge against income, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

         Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or market and are reduced by an allowance for excess and slow moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates concerning future economic conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by competitors; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are necessitated by charges against income.

         Long-Lived Assets. Long-lived assets such as goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Currently, estimated undiscounted future cash flows are used to determine if an asset is impaired and, if such a determination were to be made, the carrying value of the asset would be reduced to fair market value. Any resulting impairment would be recorded as a charge against income in the period in which the impairment was incurred. Beginning with our fiscal year ending June 30, 2003, however, we will be required to assess our goodwill for impairment based on the new standards established by SFAS No. 142. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of March 31, 2002. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge to our earnings in fiscal 2003, the amount of which is not presently determinable. See Note 8 to our Consolidated Financial Statements included in this Report for additional information regarding SFAS No. 142.

Overview of the Three and Nine Month Periods Ended March 31, 2002

         Results of Operations. As previously reported, during the latter part of fiscal 2001, we made a strategic decision to focus our resources and efforts on growing and improving the profitability of our core glue, adhesives and sealant businesses, and to seek buyers for our nail care products business. In furtherance of that strategy, in June 2001, we sold our California Chemical product line, which consisted primarily of bulk liquids and powders for sculptured acrylic processes; and, in September 2001, we sold our Cook Bates product line, which consisted primarily of personal care manicure implements. During the fiscal year ended June 30, 2001, those two product lines accounted for approximately 34% of our total sales.

         Due to the sales of those product lines, our operating results for the quarter ended March 31, 2002 do not include any sales of nail care products and our operating results for the nine months ended March 31, 2002 include two fiscal quarters of such sales. As a result, but as expected, our net sales during the quarter and nine months ended March 31, 2002 were significantly lower than in the corresponding quarter and nine months of 2001, and we expect our sales during the balance of the current fiscal year, ending June 30, 2002, to be similarly lower. However, as a result of the sales of those product lines, we have been able to begin taking actions to restructure our operations in ways that we believe will enable us to reduce our operating expenses and improve the profitability of our adhesive and sealant products business. In the interim, we have continued to incur some operating costs associated with the restructuring of our operations, which are reflected in our results of operations for the quarter and nine months ended March 31, 2002. Also, as discussed below, our operating results for the nine months ended March 31, 2002 includes a gain that we recorded on the sale of the Cook-Bates product line.

         Financial Condition and Liquidity. We used the proceeds from the sales of our nail care product lines to reduce bank debt. As of March 31, 2002, we had no outstanding bank debt, $3.5 million of availability under our bank credit line and approximately $1.2 million in cash. This compares to $7.6 million of outstanding bank debt at June 30, 2001. We currently believe that, if we are able to maintain our sales of adhesive and sealant products at levels at least comparable to last year’s, we should be able to fund our working capital requirements primarily with internally generated funds, and without having to incur any significant bank borrowings, during the balance of the current fiscal year.

Results of Operations

         The following table presents selected line items from the Company’s statements of income for the three-month and nine-month periods ended March 31, 2002 and 2001 as a percentage of net sales:

	Three-Months Ended		Nine-Months Ended
	March 31,		March 31,

	2002	2001	2002		2001

Net sales	100.0%	100.0%	100.0%		100.0%

Gross profit (1)	32.5%	31.3%	31.1%		31.6%

Selling, general and administrative expenses (1)	24.5%	21.8%	26.2%		22.7%

Restructuring charges	0.2%	—%	1.9	%(2)	—%

Gain on sale of Cook Bates product line	—%	—%	5.1	%(2)	—%

Operating income	7.8%	9.5%	8.1	%(2)	8.9%

Interest expense, net	—%	1.7%	0.6%		2.0%

Other (income) expense, net	(0.3%)	1.5%	(0.1%)		—%

Income before income taxes	8.1%	6.3%	7.7	%(2)	6.9%

Net income	5.2%	3.7%	4.8%		4.1%

(1)	Freight out expense has been reclassified from selling, general and administrative expense to cost of goods sold for all periods presented.

(2)	If restructuring charges and the gain on the sale of the Cook Bates product line were to be eliminated, operating income and income before income taxes would have represented 5.0% and 4.5%, respectively, of net sales in the nine-months ended March 31, 2002.

         Net sales. Net sales for the quarter ended March 31, 2002 declined by $3.8 million or 36.0% to $6.8 million from $10.6 million for the same quarter in the prior year. Sales for the nine-months ended March 31, 2002 were $24.7 million, a 28.5% decrease from the $34.6 million recorded in the first nine-months of fiscal 2001. These decreases, which were expected, were primarily the result of the sale of the Cook Bates product line in the first quarter of fiscal 2002 and the sale of our California Chemical product line in the quarter ended June 30, 2001. Those product lines accounted for combined sales of $ 3.0 million and $13.0 million in the three and nine months ended March 31, 2001, respectively, as compared to no sales in the quarter and $5.6 million in the nine months ended March 31, 2002. Also contributing to those declines in net sales was the closure, in June of 2001, of our United Kingdom office, which accounted for net sales of $485,000 and $1.2 million, respectively, in the quarter and nine months ended March 31, 2001.

         Sales of our adhesive and sealant products, exclusive of our United Kingdom sales, during the quarter ended March 31, 2002 were $6.3 million compared to $6.5 million for the same quarter in the prior year. For the nine-month period ended March 31, 2002, adhesive sales totaled $17.9 million as compared to $19.3 million for the same nine-month period in the prior year.

         Gross profit. Our gross margin improved to 32.5% in the quarter ended March 31, 2002 from 31.3% for the same period in the prior year. For the nine-months ended March 31, 2002 our gross margin was 31.1% as compared to 31.6% for the same nine months of the prior fiscal year. The improvement in gross margin during the third quarter of fiscal 2002 was attributable to a number of factors, including improved operating efficiencies that resulted from the sale of our nail care businesses and reductions in raw material costs. The decrease in gross profit for the nine-month period ended March 31, 2002 as compared to the same period in the prior year relates primarily to an increase in the reserves that we established for anticipated returns of the Cook Bates holiday gift sets that were sold in the first quarter of fiscal 2002.

         Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2002 were $1.7 million as compared to $2.3 million for the same quarter of the prior year. For the nine-month period ended March 31, 2002, SG&A expenses were $6.5 million as compared to $7.8 million for the same nine-month period in the prior year. These decreases were primarily attributable to the fact that SG&A expenses in the third quarter and nine months ended March 31, 2001 included expenses associated with promotional and advertising programs for the Cook Bates Product line that was sold in the first quarter of the current year. As a percentage of net sales, however, SG&A increased to 24.5% in the quarter ended March 31, 2002, from 21.8%

in the same quarter of 2001, and to 26.2% for the nine-months ended March 31, 2002, from 22.7% for the same nine-months of the prior year. Those percentage increases were due to delays in completing our restructuring that is designed to improve efficiencies in our operations made possible by the sales of the Cook Bates and California Chemical product lines.

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

         Restructuring Charges. During the three and nine month periods ended March 31, 2002 we recorded restructuring charges of $12,000 and $472,000, respectively, as a result of our planned consolidation of our operations into a single primary manufacturing facility, made possible by the sales of our Cook Bates and California Chemical product lines. Those charges arise primarily from the early termination of the lease and write-offs of tenant improvements at the facility being closed. We expect to complete the restructuring efforts by June 30, 2002, the end of our current fiscal year.

         Operating income. In the quarter ended March 31, 2002, income from operations was $529,000 or 7.8% of net sales, as compared to income from operations of $1.0 million, or 9.5% of net sales, in the same quarter of the prior fiscal year.

         For the nine-months ended March 31, 2002, income from operations was $2.0 million, or 8.1% of sales, of which $1.3 million, or 5.1% of net sales, represented a gain on the sale of the Cook Bates product line in the first quarter of the current fiscal year. Excluding that gain, and the $472,000 restructuring charge discussed above (which represented 1.9% of net sales), operating income for the nine-months ended March 31, 2002 would have been $1.2 million or 5.0% of net sales. This compares to income from operations of $3.1 million, or 8.9% of net sales, in the nine-months ended March 31, 2001, during which period we did not realize a gain on sales of assets nor incur any restructuring charges.

         Interest expense, net. Interest expense decreased by approximately $185,000 in the quarter ended March 31, 2002 and by $544,000 in the nine-months ended March 31, 2002, in each case as compared to the respective corresponding periods of the prior fiscal year. Those decreases were primarily due to a reduction in outstanding bank borrowings, funded primarily with the proceeds from the sale of the Cook Bates product line, and lower interest rates due to declining market rates of interest, and collection of accounts receivables from holiday sales of Cook Bates products.

         Other (income) expense, net. Other income for the three and nine months ended March 31, 2002 was $22,000 and $32,000, respectively as compared to other expense of $155,000 and $1,000 in the same periods of the prior year primarily because the results for the corresponding periods of the prior year included losses attributable to foreign currency translation. With the closure of the U.K. office, we expect foreign currency gains and losses to be much less of a factor in our operating results in future periods.

Liquidity and Capital Resources

         Net cash provided by all activities during the nine-months ended March 31, 2002 was $764,000, compared to cash used of $287,000 during the first nine-months of the prior year.

         Cash provided by operations during the nine-months ended March 31, 2002 was $9.0 million compared to cash provided of $2.8 million during the corresponding period of the prior year. This improvement in cash flow was due primarily to the receipt of the cash proceeds from the sale of the Cook Bates product line in September 2001 and a $3.3 million reduction in accounts receivable, due in large part, to the collection of accounts receivable from holiday sales of Cook Bates products.

         Cash used by investing activities during the nine-months ended March 31, 2002 was $186,000 as compared to $288,000 during the corresponding period of the prior year due to a small decrease in capital expenditures.

         Cash used in financing activities was $8.1 million during the first-nine months of fiscal year 2002 as compared to $2.8 million during the same period of the prior year. The increase in cash consumed was primarily due to the use of cash generated by the Cook Bates sale, to reduce outstanding bank borrowings and to repurchase common shares in our open market and private stock repurchase program and our voluntary program to repurchase common stock from odd-lot shareholders.

         We have funded our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving bank credit line. Borrowings under the credit line bear interest at the bank’s prime rate (4.75% at March 31, 2002) less 0.25%, or at the bank’s LIBOR base rate, plus 2.50%. We are required to make monthly interest-only payments on the credit line until its maturity date of January 1, 2003. Prepayments of the principal balance are permitted without penalty. Outstanding borrowings under the credit line are secured by substantially all of our assets. As of March 31, 2002, no borrowings were outstanding and approximately $3.5 million of unused borrowings were available under the credit line. By comparison, at June 30, 2001 outstanding bank borrowings (which also then included a term loan) totaled nearly $7.6 million. This reduction in our outstanding borrowings was funded with proceeds from the Cook Bates sale and collection of the accounts receivable from holiday sales of Cook Bates products.

         Effective May 1, 2002, our revolving bank credit line agreement was extended and will now mature on October 1, 2003. The new agreement provides for a reduction in the LIBOR base rate from 2.50% to 2.25% on any outstanding borrowings if the Company reaches EBITDA targets of $1.0 million for the six-month period January through June 2002 and $500,000 in any subsequent quarter. All other provisions, restrictions and covenants in our bank loan agreement remain unchanged.

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

Forward-looking Statements

         Statements contained in this Report on Form 10-Q that are not historical facts or that discuss our expectations or beliefs regarding our future financial performance or future financial condition constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of future performance or of the effects of future events that are based upon current information and that are subject to a number of risks and uncertainties that could cause actual operating results during future periods to differ significantly from those expected at the current time. Discussions of those risks and uncertainties are set forth in detail in Pacer’s Annual Report on Form 10-K for its fiscal year ended June 30, 2001 filed with the Securities and Exchange Commission on September 26, 2001 and in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and readers of this Report are urged to review those discussions. The risks and uncertainties include, but are not limited to the following:

         Dependence on Major Customers. One customer represents 10.8% of our total sales volume, and other customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected, and possibly significant reductions in sales and earnings.

         On January 22, 2002, Kmart, which has been a long-time customer for our Cook Bates products, announced that it had filed for Chapter 11 Bankruptcy protection. For the quarter ended December 31, 2001, the Company made a provision for a potential write off of receivables due from Kmart. Due to the lack of information as to the outcome of the Kmart bankruptcy reorganization, it is possible that the actual write-off will exceed management’s current estimate, in which event it would become necessary to incur additional charges, to cover such an additional write-off, that would adversely affect operating results.

         Risks of Foreign Operations. Our operating results could decline as a result of foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries in Europe, Asia and Latin America where we sell our products and where we obtain some of our raw materials.

         Changes in Business Strategy and Operations. We sold our California Chemical product line in June 2001 and our Cook Bates product line in September 2001 in order to focus and grow our core adhesives and sealants business. Although these actions will result in a significant decline in our net sales in the fiscal year ending June 30, 2002, as compared to the last three years, we believe that the dispositions of these product lines will enable us to improve our profitability. However, our future profitability could, instead, be adversely affected if we are not able to reduce and, thereby, align our future operating costs to match sales levels in future periods or if we are unable to grow and thereby meaningfully increase the revenues of our core adhesives business.

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

         In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair market value of borrowings under our revolving credit line approximates the carrying value of those obligations.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACER TECHNOLOGY

Dated: May 9, 2002	By:	/s/ RICHARD S. KAY

Richard S. Kay Chairman of the Board of Directors, Chief Executive Officer and President

Dated: May 9, 2002	By:	/s/ LAURENCE R. HUFF

Laurence R. Huff Chief Financial Officer

S-1