Form 10-K
period 2002-06-30
PACER TECHNOLOGY
filed 2002-09-26
CIK 275866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition Period From _______ To _______

Commission File Number 0-8864

PACER TECHNOLOGY

(Exact name of the registrant as specified in its charter)

California	77-0080305

(State or other jurisdiction of	(I.R.S. Employer Identification No.)

Incorporation or organization)

9420 Santa Anita Avenue

Rancho Cucamonga, California	91730

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (909) 987-0550

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 18, 2002 was $9,923,351 (computed by reference to the average closing bid and asked prices of such stock on September 18, 2002, as reported on the NASDAQ SmallCap Market).

         The number of shares outstanding of the Registrant’s Common Stock, as of September 18, 2002, was 2,928,401.

Documents Incorporated by Reference

         Items 10, 11, 12 and 13 of Part III of the Form 10-K are incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting that is expected to be filed on or before October 28, 2002.

FORWARD LOOKING STATEMENTS
PART I
Item 1. DESCRIPTION OF BUSINESS
Introduction
Fiscal 2002 Developments and Outlook For Fiscal 2003
Our Consumer Products
Our Industrial Products
Marketing
Sources and Availability of Raw Materials
Competition
Certain Factors That Could Affect Our Future Performance
Research and Development
Government and Environmental Regulation
Trademarks, Patents and Licenses
Employees
Item 2. DESCRIPTION OF PROPERTY
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF REGISTRANT
PART II
Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
FORWARD LOOKING STATEMENTS
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Item 14. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 4.2
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

PACER TECHNOLOGY
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2002

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Such statements reflect management’s current views of our future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, those described in Part I below under the caption “Certain Factors that Could Affect Future Performance” and in Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are urged to read those sections of this Report and are cautioned that, due to such risks and uncertainties, they should not place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

PART I

Item 1. DESCRIPTION OF BUSINESS

Introduction

         Pacer Technology is a leading manufacturer, packager and distributor of advanced technology, high performance glues, epoxies and other adhesives for household, office and other consumer applications, and advanced technology, high performance adhesives, sealants and gaskets used in manufacturing, repair and industrial applications (collectively “Adhesive Products”). We sell our products for the consumer market under such well known brand names as SUPER GLUE, Bondini®, Future Glue®, ProSeal®, ZAP®, Anchor-TiteTM and Go Spot Go® and those products are sold to consumers at over 77,000 retail store locations in the United States, including Wal-Mart, Target stores, Home Depot stores, Walgreens and Eckerd drug stores and grocery store chains such as Kroger and Safeway. Our Adhesive Products and sealants for manufacturing, repair and industrial applications are sold under the brand names SUPER GLUE, ProSeal® and Pacer Industrial. These products are sold to automotive aftermarket and heavy-duty truck and maintenance and repair operations and manufacturers of medical devices and electronic subassemblies and components. In the fiscal years ended June 30, 2002, 2001 and 2000, our sales of Adhesive Products totaled approximately $25.3 million, $27.8 million and $28.3 million, respectively.

         Additionally, as a result of our acquisitions of the California Chemical and Cook Bates product lines in our fiscal year ended 1998, we have been a manufacturer and supplier of nail care products and implements, including pumice stones, emery boards, tweezers, and nail clippers, for the professional beauty and self-nail care consumer markets. Those products were sold under Company-owned brand names such as “Gem”, “Kurlash” and “Diamon Deb” and, also pursuant to license agreements, under the Oleg Cassini, Brut and Elvira brand names, at more than 26,000 retail establishments in the United States, including Wal-Mart, K-Mart, Walgreens and Eckerd. We subsequently sold the California Chemical and Cook Bates product lines in fiscal 2001 and 2002, respectively. See “Recent Developments” below. We also manufacture our nail care products for other nail product suppliers who market our products under their own brand names. In the fiscal years ended June 30, 2002, 2001 and 2000, our sales of nail care products totaled approximately $5.5 million, $13.9 million and $15.5 million, respectively.

         During the fiscal year ended June 30, 2002, approximately 16% of our sales were made outside of the United States, primarily in Europe and, to a lesser extent, in Canada and Latin America. Those sales consisted almost entirely of our Adhesive Products.

Fiscal 2002 Developments and Outlook For Fiscal 2003

         Recent Developments

         Sale of Nail Care Products Business. During the latter part of fiscal 2001, we concluded that our nail care business was not likely to meet the future performance goals that we had established for that business. In particular, nail care product sales were beginning to decline and our efforts to significantly improve the profitability of that business were being frustrated by, among other things, increased competition and a resulting proliferation of products in the market. We then considered a number of alternatives for improving future sales and increasing the profitability of our nail care products business. However, we concluded that this would require a considerable investment in capital and management resources, which could not be justified by the likely return from such an investment. As a result, we determined that the best alternative would be to focus on our core glue, adhesives and sealant businesses and to seek buyers for our nail care products business. That process, which began early in the last quarter of fiscal 2001, led first to the sale, in June 2001, of our California Chemical business, which consisted primarily of the production and sale of bulk liquids and powders for sculptured acrylic finger nail processes. For that sale we received a total of $500,000 in cash plus the transfer by the buyer to Pacer of 145,000 shares of Pacer common stock owned by the buyer, which represented approximately 4.5% of our outstanding shares at the time of the sale.

         Then, in the first quarter of the fiscal year ended June 30, 2002, we sold inventory and certain fixed and intangible assets related to our Cook Bates nail care product line to another manufacturer of nail care products, for a cash purchase price of $5.3 million. The inventory that was sold had a book value of $3.8 million and the net book value of the remaining assets sold totaled $105,000. In connection with the sale, we recorded transaction related costs of $142,000, a $40,000 loss associated with the sale of holiday merchandise at bargain prices and a gain of $1.2 million, which are included in operating income in the accompanying Statement of Operations for the year ended June 30, 2002.

         We believe that the sales of our nail care product businesses will enable us to achieve greater operating efficiencies and to improve the profitability of our core Adhesive Products business operations. Furthermore, the sales of the California Chemical and Cook Bates product lines have strengthened our financial condition by improving the overall quality of our assets and reducing our outstanding bank borrowings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Report.

         Management Changes. In February 2001, the Board of Directors appointed Richard S. Kay as its Chairman, after he had worked, since December 2000, in a consulting capacity formulating a new strategic plan for the Company. As Chairman of the Board, Mr. Kay began the process of implementing structural and operational changes at the Company that were designed to strengthen the Company’s financial condition and better enable it to achieve the goals established in the new strategic plan. On July 9, 2001, Mr. Kay was appointed by the Board as Pacer’s new Chief Executive Officer and President, with a mandate to continue those operational changes and to implement the new strategic plan.

         Fiscal 2002 Operating Results. We generated operating income of approximately $2.2 million in the fiscal year ended June 30, 2002. Fiscal 2002 operating income was impacted by actions taken to refocus Pacer’s resources on growing its core Adhesive Products business. Those actions included the sale of the Cook Bates product line that generated a pre-tax gain (included in operating income) of $1.2 million and restructuring charges amounting to $516,000 consisting mainly of lease termination charges and employee termination costs. In addition, operating income was impacted by a provision for bad debts for K-Mart, a long-time major retail customer that filed for Chapter 11 Bankruptcy protection and the sale of our remaining Cook Bates return merchandise at bargain prices. We used the net proceeds from the sale of the Cook Bates product line, which totaled approximately $5.3 million, together with the proceeds from the collection of pre-sale Cook Bates receivables primarily to reduce our outstanding bank borrowings, and at June 30, 2002 we had no bank borrowings outstanding as compared to $7.6 million at June 30, 2001.

     Outlook for Fiscal 2003

         We currently expect improved profitability during the fiscal year ending June 30, 2003, due primarily to improvements made in raw materials sourcing, new marketing and sales initiatives that are designed to achieve increases in our market share in the consumer Adhesive Products markets, and new product releases. However, we expect that our sales in the first two quarters of fiscal 2003 will be lower than in the fiscal 2002 comparable quarters, due to (i) the sale of our nail care products business, which accounted for approximately $5.5 million, or 18%, of our total sales in fiscal 2002 and (ii) the closure, in June 2001, of our United Kingdom facility.

         Our operating results in fiscal 2003 are subject to certain risks and uncertainties discussed below in the section entitled “Certain Factors That Could Affect Our Future Performance” and, due to those and other factors or circumstances, our actual results could differ, possibly significantly, from our current expectations.

Our Consumer Products

         Super Glue and Other Adhesive Products and Sealants

         Household and Office Products. We manufacture a broad range of glue and Adhesive Products that we market and sell primarily under the Super Glue, Bondini and Future Glue brand names, for household and office uses. These products include a variety of Adhesive Products that we package into easy-to-use tubes, bottles, syringes, glue sticks, glue pens and fasteners, each designed for differing home and office applications. We sell these products to mass merchandisers such as Wal-Mart and Target, drug store chains such as Eckerd and Walgreens, grocery store chains such as Kroger, Safeway and Vons and office products and arts and crafts retailers such as Staples and Michaels. As of June 30, 2002, our household and office Adhesive Products could be purchased at more than 77,000 retail stores located primarily in the United States, and in Europe, Canada and Latin America.

         Marine Products. We manufacture and market a line of high performance epoxies under the brand name Anchor-TiteTM, which are used in the maintenance and repair of marine vessels, personal watercraft, home swimming pools and other marine applications. Anchor-TiteTM was recognized at the 2002 National Hardware Show in Chicago by Popular Mechanics Magazine with an Editors Choice award which is given by that magazine to what it judges to be the most innovative new products for 2003.

         Automotive Aftermarket Products. We manufacture and market a line of high performance sealants, instant gaskets and other Adhesive Products that are designed to be used in the maintenance and repair of automobiles and heavy trucks, including ProSeal Instant Gasket, ProWeld, Pro-Lock and ProSeal Gasket Shellac. These products, which are designed to withstand the high temperatures and heavy wear and tear associated with the operation of motor vehicles, are marketed primarily into traditional automotive aftermarket distribution channels and are available for purchase at automobile parts and supply store chains and numerous other retail locations.

         Hobby Products. We also manufacture and market a line of glue and Adhesive Products that are used for various project and model assembly requirements. We market these products primarily under our ZAP brand name, which is the leading adhesive product line in the hobby market, and our Super Glue brand name and these products are sold to mass merchandisers, drug and grocery store chains and craft and hobby stores.

         Other Adhesive Consumer Products. We manufacture and sell a number of our glue and Adhesive Products to suppliers who market these products under their own brand names, either as extensions of their own product lines or in kits that they package with their products.

Our Industrial Products

         We sell a wide range of high performance adhesives and sealants to industrial customers and original equipment manufacturers which use our products in the manufacture of automobile and heavy truck equipment subassemblies and components, and aerospace, medical device and electronic components and for maintenance and repair applications. These products are sold primarily under our Pacer brand name, by our own sales personnel and to master distributors for resale to such customers.

Marketing

         Consumer Products

         Our Adhesive Products for the consumer markets are marketed and sold by our own internal sales personnel who focus on mass merchandisers and other national retail accounts, and by independent sales representative organizations that focus primarily on regional and local drug and grocery store chains. To facilitate sales of our Adhesive Products to mass merchandisers and drug and grocery store chains, we have designed a number of attractive and “eye-catching” product displays that facilitate sales of our products while minimizing the shelf space required to stock those products.

         Our automobile aftermarket products are marketed and sold by our own sales personnel and by independent sales representative organizations to retail automotive, professional repair and installation, agribusiness and heavy duty truck outlets. Our hobby products are sold to dealers and model shops through a network of independent master product distributors.

         Industrial Products

         Our high performance industrial adhesive and sealant products are marketed and sold by our own sales personnel and through independent distributors. To facilitate sales of these products we provide technical service and sales support using factory trained personnel and sales representatives.

         Foreign Sales

         Our foreign sales, which accounted for 16% of total revenues in fiscal 2002, 14% in fiscal 2001 and 12% in fiscal 2000, are marketed and sold primarily in Western Europe and, to a lesser extent, in Canada and Latin America by our own sales personnel, independent sales representative organizations and wholesale distributors. Following the sale of our nail care product businesses, foreign sales are expected to represent approximately 18% of total sales.

Sources and Availability of Raw Materials

         The materials used in the manufacture of our products are available from numerous sources, both within and outside the United States. However, to better control the quality and to obtain favorable pricing, we follow the practice of purchasing such materials from one or just a few suppliers. Dependence on a single supplier for any materials or supplies presents risks, including the risk that we may be unable to readily obtain alternative product supply sources in the event a single source supplier encounters quality or other production problems, which could adversely affect our sales. However, we have not experienced any difficulties in meeting our requirements for these materials and supplies from our traditional suppliers and have no reason to expect to encounter such problems in the future. In most instances, we acquire materials on a purchase order basis, with no guaranteed price or delivery agreements. In some instances, however, we contract annually for our material requirements under terms that specify the quantities to be purchased and the prices for those materials.

         The potential work stoppage at Southern California ports associated with the dispute between the International Longshore and Warehouse Union (“ILWU”) and the Pacific Marine Association (“PMA”) subcommittee, should it occur and continue for an extended period of time, could affect our ability to receive materials from international sources and could adversely affect our sales and profitability. During the first quarter of fiscal 2003, we have increased our inventories of materials typically received at effected Southern California ports in anticipation of a potential work stoppage.

         During fiscal 2002, approximately 37% of the materials and supplies we used in our business were obtained from foreign suppliers, as compared to 32% in fiscal 2001. As a result, our business is subject to the risk of fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. In addition, some of the packaging materials we use for our products are petroleum-based and are subject to increases in the cost of oil. However, packaging materials do not represent a significant portion of our total costs of goods and materials. We expect that the percentage of foreign-sourced materials and supplies will decline to approximately 28% in the fiscal year ending June 30, 2003, due largely to the fact that we no longer market and sell nail care products.

         We operate a quality assurance department that conducts random batch testing of the quality of the raw materials that we use in our Adhesive Products, which we warrant to have a shelf lives ranging from six to twelve months. In the event any defects or problems are discovered during testing, the defective batches are removed from production and are replaced by our suppliers. In the past, we have not experienced any material product returns or warranty claims.

Competition

         The markets for our products are characterized by intense competition. Our principal competitors in our Adhesive Products markets include Henkel, which markets its Adhesive Products under the Loctite/Manco brand names; Borden/Elmers/Krazy Glue; Devcon; 3-Bond; and Alteco. The principal competitive factors affecting our sales are brand name recognition, pricing, breadth of product line, marketing and service and support. Competition also can be affected by the introduction of new Adhesive Products. We believe we compete favorably with respect to each of these factors. However, some of our competitors have greater name recognition or greater financial and marketing resources.

Certain Factors That Could Affect Our Future Performance

         Dependence on Certain Major Customers. One customer represented approximately 12% of our total sales in fiscal 2002, and our customers include several other large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected reductions in sales and could possibly cause us to incur operating losses and reductions in cash flow that could increase our dependence on borrowings to fund operations.

         On January 22, 2002, Kmart, a long-time major retail customer, announced that it had filed for Chapter 11 Bankruptcy protection. For the quarters ended December 31, 2001 and June 30, 2002, the Company made a provision for a potential loss on the amounts due from this customer on product sales made to it during the second quarter of our current fiscal year and prior to the customer’s bankruptcy. Due to the lack of information as to the outcome of the Kmart bankruptcy, there can be no assurances that the actual loss that will be incurred on the Kmart receivables will not exceed management’s current estimate.

         Technological Change and Competition. The markets for our products are characterized by frequent new product introductions, declining average selling prices over product life cycles and intense competition. As a result, our future performance is highly dependent upon the timely completion and introduction of new products at competitive prices and performance levels. In addition, we must respond to competitors in the various markets in which we operate. If we are not able to make timely introduction of new products or to respond effectively to competition, our business and operating results could be harmed. Moreover, a number of our competitors have greater financial and marketing resources than we have.

         Risks of Foreign Operations. Approximately 16% of our total sales in fiscal 2002 and 14% in fiscal 2001 were made outside the United States, primarily in Europe, Canada and Latin America and, following the sale of our nail care products business, foreign sales are expected to represent approximately 18% of our total sales. Additionally, approximately 37% of our raw material purchases are made from suppliers based outside the United States. As a result, our operating results could decline due to foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries where our products are sold and where we obtain some of our raw materials. We do not attempt to hedge the risks of foreign currency fluctuations by means of exchange agreements or other financial instruments.

         Risks associated with Expansion of our Adhesive Products Business. If appropriate opportunities present themselves, we also intend to acquire other Adhesive Products businesses or product lines that we believe will help us to expand our business. The process of integrating an acquired business or product line may result in operating difficulties and expenditures which we cannot anticipate and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses or product lines might require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might be dilutive to existing shareholders.

         Effect of Adverse Economic Conditions. During fiscal 2002, the U.S. economy fell into recession and the anticipated economic recovery has been slow to develop. A decline in economic conditions or a heightening of tensions or war in the Middle East could lead to declines in consumer demand and increased price competition in our markets that could adversely affect our operating results in the future.

Research and Development

         We conduct on-going product development and research programs, the primary objectives of which are to enhance the quality and durability of our products and to develop new Adhesive Products. Product development and research expenditures were approximately $302,000, $318,000 and $467,000 in the fiscal years ended June 30,

2002, 2001 and 2000, respectively. The decrease in fiscal 2002 and 2001 was the result of a reduction in product development expenditures relating to the California Chemical product line and the Company’s decision to suspend research and development efforts associated with poultry adhesive/sealants and a medical cyanoacrylate formulation.

Government and Environmental Regulation

         Our business is subject to numerous federal, state and local laws and regulations that relate to product labeling, manufacturing safety and recordkeeping, consumer product safety and air quality and environmental safety. In addition, our Adhesive Products are subject to recall in the event it is determined that they are defective or pose any safety risks. As a result, we take particular care in the packaging and labeling of our products and we have not encountered any material product recalls or incurred any material liabilities arising out of the quality of our products. Additionally, we believe that our manufacturing methods comply with all applicable safety and environmental laws and regulations and we have not incurred any material liabilities or had to make any material capital expenditures under such laws and regulations.

Trademarks, Patents and Licenses

         We have 27 registered trademarks, the most important of which are Pacer, Pacer Technology, ZAP, ProSeal, Future Glue, Anchor-Tite and Go Spot Go, which are used in the marketing of our Adhesive Products. In addition, we also have the exclusive right to the use of a trademark for the Bondini product line. We hold 17 patents, which relate primarily to the packaging of our products. However, we believe that the expiration or loss of any of these patents would not have a material impact on our business.

Employees

         At August 30, 2002, we had 106 full-time employees. At various times during the year we also employ approximately 50 additional personnel on a temporary basis. None of our employees are employed under any collective bargaining agreements, we have not experienced any work stoppages and we believe that we have good relations with our employees.

Item 2. DESCRIPTION OF PROPERTY

         Our headquarters, principal manufacturing and research and development facilities are located in a 47,700 square foot building in Rancho Cucamonga, California that is leased under an operating lease expiring on May 31, 2009. We also occupy 26,406 square feet of a 62,134 square feet distribution facility, also located in Rancho Cucamonga, California that is leased under an operating lease that will expire on November 30, 2003. During fiscal 2002, we relocated our receiving operations to our headquarters building. As a result of the relocation, we obtained an early termination of our existing 62,134 square foot lease at the distribution facility and replaced it with the 26,406 square feet operating lease.

         We also lease a 10,384 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires on October 31, 2004.

         During fiscal 2001, we also maintained a sales and distribution office at a leased facility in Essex, England. This lease expired in July of 2001 and was not renewed. However, we currently maintain a small sales office in Worcestershire, England.

         We also lease a 41,040 square foot facility in Memphis, Tennessee, that we had used to warehouse and distribute products to customers located in the Midwest and East. As part of our restructuring and cost cutting program, we moved those functions to our Rancho Cucamonga, California facility and vacated the Memphis facility in June 2000. The lease for the Memphis facility expires May 31, 2003 and we are currently sub-leasing 27,360 square feet of this facility.

         We believe our present facilities are in good operating condition and are adequate for our present and anticipated future needs.

Item 3. LEGAL PROCEEDINGS

         None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF REGISTRANT

Name of officer	Age	Office

Richard S. Kay	60	Chairman of the Board of Directors,

		Chief Executive Officer and President

Ronald T. Gravette	52	Vice President, Sales

Laurence R. Huff	42	Chief Financial Officer

         MR. KAY was appointed Chief Executive Officer and President on July 9, 2001. He was named Chairman of the Company’s Board of Directors on February 21, 2001. Mr. Kay has been a CEO and CFO for several companies operating in different industries, including manufacturing and consumer products, energy and healthcare. He was the CFO for three different companies during their initial public offerings and the CFO for four companies during the course of their merger transactions. Most recently he served as the COO and CFO for TruCost Food Systems, a company formed in 1999 to develop a foodservice web site. Beginning in 1992, he served as CFO of Paragon Steakhouse Restaurants. He was promoted to CEO in 1997 and was responsible for the turnaround for this owner and operator of 73 upscale casual restaurants, with more than 4,000 employees located in eleven states. Paragon was sold in 1999.

         MR. GRAVETTE joined Pacer in December 2000 as the General Sales Manager for the Central United States where his responsibilities included many of Pacer’s key accounts. He was promoted to Vice President, Sales in October 2001. Prior to joining Pacer, Mr. Gravette held numerous sales and sales related positions in a variety of industries, including foodservice, hospitality and publishing. From 1995 to 1998, he served as Associate Publisher for Marcoa Publishing, Inc. and then, from 1998 to 2000, for International Business Publishers, Inc. During this same period, Mr. Gravette also served as a consultant to Stagecoach Properties, Inc., a hotel and restaurant family business enterprise. He earned his Bachelor’s degree from the University of Redlands. Mr. Gravette is the son of Mr. E.T. Gravette who is a director of the Company.

         MR. HUFF was appointed Chief Financial Officer of the Company in September 1999. For more than the previous five years, he served as Assistant Corporate Controller of Stater Bros. Markets, Colton, California, a major grocery store chain, where he was responsible for budgeting and tax accounting and the development and implementation of computerized financial and accounting systems. Prior to joining Stater Bros., Mr. Huff served as a financial and budgeting analyst and cost accountant for a number of the manufacturing divisions of Rockwell International. Mr. Huff holds an MBA from the University of La Verne and a Bachelors degree with an emphasis in accounting from California State University, Long Beach.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market for Our Shares

         Our common stock is traded in the over-the-counter market and is listed on the NASDAQ SmallCap Market under the symbol “PTCH”. High and low closing prices for each of the quarters in the fiscal years ended June 30, 2002 and 2001 are listed below:

	High(1)	Low(1)

Fiscal year ended June 30, 2002:

First Quarter	$3.530	$2.380

Second Quarter	4.990	3.050

Third Quarter	4.730	3.800

Fourth Quarter	5.630	4.200

Fiscal year ended June 30, 2001:

First Quarter	$5.000	$3.750

Second Quarter	4.375	1.969

Third Quarter	3.250	2.313

Fourth Quarter	3.300	2.063

(1)	All amounts give retroactive effect to a 1-for-5 reverse stock split approved by shareholders on November 21, 2000.

         Number of Record Shareholders

         The approximate number of record holders of our shares as of September 25, 2002 was 1,415 and we have approximately 5,000 beneficial owners.

         Dividends and Share Repurchases

         Pacer has a policy of retaining earnings to support the growth of its business and, therefore, we do not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends is restricted by our loan agreements.

         In fiscal 2000, we adopted an open market and private stock repurchase program. Through June 30, 2002, we purchased 305,694 shares of Pacer common stock for $1.4 million under that program that were funded with a combination of internally generated funds and borrowings under our bank line of credit. In August 2002, we completed and terminated the program.

Item 6. SELECTED FINANCIAL DATA

         The consolidated selected operating data set forth below for the fiscal years ended June 30, 2002, 2001 and 2000, and the selected balance sheet data at June 30, 2002 and 2001, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report. The selected financial data for the fiscal years ended June 30, 1999 and 1998 and at June 30, 2000, 1999 and 1998 are derived from audited consolidated financial statements that are not included in this Report. The consolidated selected operating data for the fiscal year ended, and the balance sheet data at June 30, 1999 include the operations of Cook Bates from March 4, 1998, when those operations were acquired by Pacer. The following data should be read in conjunction with our consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Year Ended June 30,

	(All amounts in thousands except per share amounts)

Selected Operating Data:	2002	2001	2000	1999	1998

Net sales(1)	$30,820	$41,658	$43,792	$44,861	$31,364

Gross profit(1)(2)	8,747	9,742	10,901	13,336	10,543

Selling, general & administrative(1)(2)	7,245	9,268	9,859	10,296	7,573

Restructuring charges	516	—	315	—	—

(Gain)/loss on sales of product lines	(1,211)	1,042	—	—	—

Operating income (loss)	2,197	(568)	727	3,040	2,972

Other expense, net	112	841	863	803	309

Income (loss) before income taxes	2,085	(1,409)	(136)	2,237	2,663

Income tax expense (benefit)	842	(393)	(439)	951	1,122

Net income (loss)	$1,243	$(1,016)	$303	$1,286	$1,541

Earnings (loss) per share(3):

Basic	$0.41	$(0.31)	$0.09	$0.40	$0.49

Diluted	$0.40	$(0.31)	$0.09	$0.38	$0.44

	As of June 30,

Balance Sheet Data:	2002	2001	2000	1999	1998

Total assets	$13,933	$22,871	$29,618	$30,618	$27,799

Working capital	8,990	8,244	8,267	18,825	14,504

Borrowings(4)	167	7,856	12,252	12,703	9,869

Shareholders’ equity	11,586	11,074	12,699	12,641	10,632

(1)	In accordance with the consensus reached by the Emerging Issue Task Force (EITF) of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products”, the Company reclassified certain marketing and promotional expenses from selling expenses to a reduction in sales. The change had no effect on net income (loss) or earnings (loss) per share. Prior period financial statements have been reclassified to comply with this EITF guidance.

(2)	In accordance with the consensus reached by the EITF of the FASB in Issue No. 00-10 (EITF 00-10):“Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of goods sold for all periods presented. The change had no effect on net income (loss) or earnings (loss) per share. Prior period financial statements have been reclassified to comply with this EITF guidance.

(3)	See Note 10 to the Consolidated Financial Statements included elsewhere in this Report. Per share amounts have been retroactively adjusted to give effect for a 1-for-5 reverse stock split approved by shareholders on November 21, 2000.

(4)	Includes current portion of long-term debt. For additional information regarding borrowings, see Note 4 to the Company’s Consolidated Financial Statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

General

         In accordance with accounting principles generally accepted in the United States (“GAAP”), we record all of our assets at the lower of cost or fair value. In determining the fair value of some of our assets, principally accounts receivable, inventories and costs in excess of net assets of acquired businesses (commonly known as “goodwill”), we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances occur thereafter, GAAP may require us to adjust the earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of assets involved.

         It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” in the fair value of any of these assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence based on estimates or judgments that we make about the collectibility of our accounts receivable and the market and salability of the products we have in our inventories. Write-downs of uncollectible accounts or the value of obsolete or slow moving inventories are charged against those reserves or allowances. The reserves or allowances are established and replenished (following write downs), or increased in response to changed economic conditions or other circumstances, by charges to income. With respect to other assets, such as goodwill, we write down their fair value directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair value, by increases in general and administrative expenses. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

         Under GAAP, many businesses also must make estimates or judgments regarding the periods during which, and also in the amounts at which, sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP may require the establishment of reserves or allowances for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical product return experience. In addition, promotional allowances and discounts that are extended to customers also may be charged against, and therefore can reduce, reported revenues.

         In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair value of those assets and to establish reserves or allowances that are adequate to absorb potential write-downs in the value of accounts receivable and inventories. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

         Revenue Recognition. We provide our customers with limited rights to return products. We recognize revenue from the sale of a product upon its shipment to the customer and establish an allowance based on historical experience with returns of like products.

         Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 60-day payment terms to our customers. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables” in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and economic conditions that may affect the ability of customers to keep their accounts current.

         Replenishments of or increases in the amount of the allowance, if determined to be warranted by changed conditions or factors, are recorded in the period they become known. For example, if the financial condition of the Company’s customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required. Since the allowance is replenished or increased by recording a charge against income, any replenishment of or increase in the allowance will cause a decline in our operating results in the period when that takes place.

         Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or market and are reduced by an allowance for excess and slow moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with our product lines, estimates concerning future economic conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by competitors; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

         Long-Lived Assets. Long-lived assets such as goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable. Currently, estimated undiscounted future cash flows are used to determine if an asset is impaired and, if such a determination were to be made, the carrying value of the asset would be reduced to fair value. Any resulting impairment would be recorded as a charge against income in the period in which the impairment was recorded. Beginning with the fiscal year ending June 30, 2003, however, we will be required to assess our goodwill for impairment based on the new standards established by SFAS No. 142. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of June 30, 2002. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge, retroactive to July 1, 2002, against our earnings in fiscal 2003, the amount of which is not presently determinable.

         Impact of Recent EITF Guidance

         In accordance with EITF Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of sales for all periods presented. This change has no effect on net income (loss) or earnings (loss) per share. The change increased cost of sales and decreased selling, general and administrative expenses during the fiscal years ended June 30, 2002, 2001 and 2000 by $1.0 million, $1.3 million and $362,000, respectively.

         The results in the accompanying financial statements reflect the application of the consensus reached by the EITF of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” The change requires a reclassification of certain marketing and promotional expenses from operating expenses (selling expenses) to a reduction in sales. The change has no effect on net income (loss) or earnings (loss) per share. Prior period financial statements have been reclassified to comply with this EITF guidance. The change reduced both net sales and selling, general and administrative expenses during the fiscal years ended June 30, 2002, 2001 and 2000 by $1.1 million, $2.3 million and $3.9 million, respectively.

Overview

         In fiscal 2001, we made a strategic decision to sell our nail care product businesses in order to focus on the more profitable glue, adhesive and sealant business. In furtherance of that strategy, we sold our California Chemical acrylics product line at the end of fiscal 2001 and our Cook Bates nail care product line in the first quarter of fiscal 2002. As a result, our sales of nail care products declined by approximately $8.4 million in fiscal 2002 to $5.5 million from $13.9 million in fiscal 2001 and, primarily for that reason, our total net sales for fiscal 2002 declined to $30.8 million from $41.7 million in fiscal 2001.

         At the same time we implemented cost cutting and restructuring programs that were designed to align our operating costs to match our reduced level of sales and improve our operating efficiencies. Among other things, we consolidated some of our operations into our primary manufacturing facility in Rancho Cucamonga, California, which enabled us to reduce the amount of space we had under lease and we also restructured our sales organization and took steps to reduce staffing. In connection with the program, we incurred restructuring charges of $516,000. See “Results of Operations – Restructuring Charges” below.

         Fiscal 2002 Operating Results. We generated operating income of approximately $2.2 million in the fiscal year ended June 30, 2002. Fiscal 2002 operating income was impacted by actions taken to refocus Pacer’s resources on growing its core Adhesive Products business. Those actions included the sale of the Cook Bates product line that generated a pre-tax gain (included in operating income) of $1.2 million and restructuring charges amounting to $516,000 consisting mainly of lease termination charges and employee termination costs. In addition, operating income was impacted by a provision for bad debts for K-Mart, a long-time major retail customer that filed for Chapter 11 Bankruptcy protection and the sale of our remaining Cook Bates return merchandise at bargain prices. We used the net proceeds from the sale of the Cook Bates product line, which totaled approximately $5.3 million, together with the proceeds from the collection of pre-sale Cook Bates receivables primarily to reduce our outstanding bank borrowings, and at June 30, 2002 we had no bank borrowings outstanding as compared to $7.6 million at June 30, 2001.

         Outlook for Fiscal 2003

         We currently expect improved profitability during the fiscal year ending June 30, 2003, due primarily to improvements in raw materials sourcing, new marketing and sales initiatives that are designed to achieve increases in our market share in the consumer Adhesive Products markets, and new product releases. However, we expect that our sales in the first two quarters of fiscal 2003, will be lower than in the fiscal 2002 comparable quarters, due to the sale of our nail care products business, which accounted for approximately $5.5 million, or 18%, of our total sales in fiscal 2002 and the closure of our United Kingdom facility.

Results of Operations

         The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of the Company’s net sales:

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%

Cost of sales	71.6%	76.6%	75.1%

Gross profit	28.4%	23.4%	24.9%

Selling, general & administrative expenses	23.5%	22.2%	22.5%

Restructuring charges	1.7%	—	0.7%

(Gain)/loss on sale of product lines	(3.9)%	2.5%	—

Other expense, net	0.3%	2.1%	2.0%

Income (loss) before taxes	6.8%	(3.4)%	(0.3)%

Net income (loss)	4.0%	(2.4)%	0.7%

         Fiscal Years Ended June 30, 2002 and 2001

         Net Sales. Net sales in fiscal 2002 declined $10.8 million to $30.8 million, a 26.0% decrease from the prior year. Sales in the United States, which represented 84% of our total sales in fiscal 2002, decreased 27.5% from $35.7 million to $25.9 million. Of that decline, $8.4 million was primarily attributable to the sale of our nail care product lines. Adhesive sales in the United States declined by $1.4 million or 5.9% of net sales, as compared to the prior fiscal year, due to a number of factors including a decision to discontinue sales of products to K-Mart, that accounted for approximately $650,000 of the decrease in U.S. adhesive net sales; consolidation among retailers in the sales channels where we sell our products; increased pricing pressures and new entrants into the marketplace.

         International sales, in fiscal 2002, which consisted primarily of Adhesive Product sales, also contributed to $1.0 million of the total net sales decline, as such sales decreased to approximately $4.9 million, in fiscal 2002, as compared to $5.9 million, in fiscal 2001. The decrease in international sales is primarily attributable to the closure of our facilities in the United Kingdom.

         In fiscal 2001, net sales declined by $2.1 million to $41.7 million or 4.8% from the prior year. Sales in the United States, that represented 86% of total net sales in fiscal 2001, decreased by $2.8 million or 7.3% from $38.5 million to $35.7 million. The domestic revenue decline of approximately $1.2 million was primarily attributable to the slowing of the United States economy in fiscal 2001. Promotional and advertising expenses decreased by $1.6 million as a result of the sale of the Cook Bates product line that impacted net sales. International sales increased in fiscal 2001 as compared to the prior fiscal year, totaling $6.0 million, or 14% of total net sales for fiscal year 2001, as compared to $5.3 million and 12% of total net sales in fiscal 2000.

         Gross Profit. Our gross margin (gross profits stated as a percentage of net sales) increased to 28.4% in fiscal 2002 from 23.4% in fiscal 2001, due primarily to improved raw material sourcing, the closure of our United Kingdom facility, a reduction of approximately $300,000 in distribution related costs and a favorable shift in product mix associated with the disposition of our nail care product lines.

         Our gross margin declined to 23.4% in fiscal 2001 from 24.9% in fiscal 2000, due primarily to $500,000 of charges in the quarter ended June 30, 2001 resulting from the closure of our United Kingdom facility. Excluding those charges, our gross margin would have remained relatively unchanged at approximately 24.6%.

         We currently anticipate further improvements in our gross margin during the fiscal year ending June 30, 2003, as we expect to realize additional benefits from improvements in raw materials sourcing and our business will no longer be impacted by write-offs associated with the Cook Bates product line.

         Selling, General & Administrative Expenses. Selling, general and administrative (“SG&A”) expenses, decreased by $2.0 million from $9.3 million or 22.2% of net sales in fiscal 2001 to $7.3 million or 23.5% of net sales in fiscal 2002. The decrease in SG&A expenses was primarily the result of workforce reductions that we were able to make as the result of the sale of the Cook Bates product line. The increase in SG&A, as a percentage of net sales in fiscal 2002, is mainly attributable to bad debt expense associated with K-Mart’s, filing, in January 2002, for Chapter 11 Bankruptcy protection and the fact that net sales declined at a greater rate than did SG&A expenses.

         In fiscal 2001, SG&A decreased by $591,000, and as a percent of net sales, declined to 22.2% compared to 22.5% in fiscal 2000. This decline in fiscal 2001 was primarily the result of higher than normal expenses in fiscal 2000 that amounted to $350,000 associated with a costs incurred to defend a proxy contest waged by a group of dissident shareholders at the Annual Meeting held in November 2000.

         Restructuring Charges. During fiscal 2002, we implemented a restructuring program to bring our operating costs in line with our operations following the sale of our nail care product lines. That program included the consolidation of operations, formerly conducted at multiple facilities, into our primary manufacturing facility in Rancho Cucamonga, California and work force reductions. As a result, restructuring charges totaled $516,000 and were mainly lease termination charges and employee termination charges, which represented 1.7% of our net sales in fiscal 2002. There were no restructuring charges in fiscal 2001.

         Gain/Loss on Sale of Product Lines. We sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) for $5.3 million cash. That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000. In connection with the sale, we recorded transaction related costs of $142,000, a $40,000 loss associated with the sale of holiday merchandise at bargain prices and a gain of $1.2 million or 3.9% of net sales, which are included in operating income in the accompanying statement of operations for the year ended June 30, 2002.

         In fiscal year 2001, we sold all of the assets, properties and goodwill of the California Chemical product line, which consisted primarily of bulk liquids and powders for the sculptured acrylic finger nail processes to Esschem, Inc. in exchange for $500,000 cash plus the transfer by Esschem to Pacer of 145,000 shares of Pacer common stock owned by Esschem. As a result of this transaction, we wrote off the remaining goodwill that arose from the acquisition in 1997. The goodwill impairment, a one-time, non-cash charge, of $1.0 million or 2.5% of net sales is included in the accompanying 2001 consolidated statement of operations.

         Other Expense, Net. Other expense, net, which consists primarily of interest charges on outstanding bank borrowings, was $112,000 in fiscal 2002 as compared to $841,000 in fiscal 2001. Interest expense decreased by $708,000 during fiscal 2002 as a result of reductions in outstanding debt made possible by the Cook Bates sale and, to a lesser extent, declines in prevailing rates of interest.

         Other expense, net, in fiscal 2001, which also consisted primarily of interest charges on outstanding bank borrowings, was $841,000 as compared to $863,000 in fiscal 2000. That decline was due to declining rates of interest in fiscal 2001 as compared to fiscal 2000.

Liquidity and Capital Resources

         Net cash provided by all activities in fiscal 2002 was $728,000 versus net cash provided of $20,000 in the prior year.

         Cash provided by operating activities during fiscal year 2002 was $9.6 million compared to $4.7 million in fiscal year 2001. This increase was due primarily to the receipt of the cash proceeds from the sale of the Cook Bates product line in September 2001 and a $2.9 million reduction in accounts receivable due, in large part, to the collection of accounts receivable from sales of our Cook Bates products prior to the sale of the Cook Bates product line and the sale of our remaining inventories of Cook Bates products.

         We used cash of $467,000 in investing activities to fund capital expenditures in fiscal 2002. In fiscal 2001, the $500,000 in cash proceeds from the California Chemical sale more that offset capital expenditures and, as a result, investing activities provided cash of $22,000 in fiscal 2001.

         We used the cash provided by operations in fiscal 2002, principally generated by the Cook Bates sale, to reduce net borrowings under our bank credit facilities by $7.6 million and to repurchase common shares in our open market and private stock repurchase program. As a result, cash used in financing activities in fiscal 2002 increased to $8.4 million as compared to $4.7 million in fiscal 2001.

         During fiscal 2002, we funded our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving bank credit line pursuant to which we may borrow up to the lesser of (i) $7 million or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus 46% of the cost of our finished goods inventories and approximately 35% of raw material inventories (the “borrowing base”). Borrowings under the credit facility are payable in monthly interest only installments until the maturity date of the credit line, which is October 1, 2003. During fiscal 2002 our credit line borrowings bore interest at the bank’s prime rate (4.75% at June 30, 2002), less 0.25%, or at the bank’s LIBOR base rate, plus 2.50%. Effective June 30, 2002, the rate for LIBOR borrowings will be reduced to the bank’s LIBOR base rate, pursuant to the terms of our bank credit line agreement, because we generated earnings before interest, taxes, depreciation and amortization (“EBITDA”) of more than $1 million for the six months ended June 30, 2002. This new LIBOR borrowing rate will continue in effect provided that we are able to achieve EBITDA of at least $500,000 in each subsequent fiscal quarter.

         At June 30, 2002, we had no borrowings outstanding on our revolving bank credit line and approximately $4.9 million of unused borrowings were available (based on eligible collateral). By comparison, at June 30, 2001, outstanding credit line borrowings totaled $7.6 million.

         We also have a bank credit facility under which we may obtain commercial letters of credit, standby letters of credit, and banker’s acceptances in amounts not exceeding $1.5 million in the aggregate. Any amount outstanding on this additional credit facility will reduce the borrowing base on the revolving bank credit line. This credit facility expires on October 1, 2003. As of June 30, 2002, there were no amounts outstanding under this credit facility.

         From December 1999 to July 2002, we made $1.4 million of repurchases of our common stock pursuant to an open market and private common stock repurchase plan. On March 1, 2001, the amount we could use to repurchase common stock was increased to $800,000 per year, subject to certain bank covenants. The amount of repurchases was also limited by certain Securities and Exchange Commission volume and price restrictions. Pursuant to that plan we used borrowings and internally generated funds totaling $731,000 to repurchase 163,504 of our shares in fiscal

2002 and bank borrowings of $323,000 to repurchase 87,290 of our shares in fiscal 2001. In August 2002, we completed and terminated the stock repurchase program. We do not currently anticipate making additional share repurchases during the fiscal year ending June 30, 2003.

         We believe that availability under the credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. However, we may take advantage of opportunities to acquire other Adhesive Products businesses, should they arise, or to invest in new product introductions, in which case we may incur borrowings to do so. At the present time, we are introducing our new Anchor-TiteTM and Go Spot Go® products.

Seasonality and Quarterly Financial Data

         Historically, we have sold a greater volume of nail care products in the third calendar quarter of the year (our first fiscal quarter), than in other quarters, because merchants tend to begin stocking such products during the fall in anticipation of increases in holiday sales during the last calendar quarter of the year. As a result of the sale of the Cook Bates product line, we expect that we will cease to encounter such sizable quarterly variations in our sales and operating results.

         The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2002 and 2001. This information has been prepared by us on a basis consistent with our audited consolidated financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
FY2002	2001	2001	2002	2002

Net sales	$10,359	$6,886	$6,567	$7,008

Gross profit	2,938	1,864	1,993	1,952

Net income (loss)	904	(70)	353	56

Net income (loss) per share

Basic	$.29	$(.02)	$.12	$.02

Diluted	$.29	$(.02)	$.11	$.02

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
FY 2001	2000	2000	2001	2001

Net sales	$13,987	$8,877	$10,141	$8,653

Gross profit	4,066	2,397	2,862	417

Net income (loss)	869	158	389	(2,432)

Net income (loss) per share (1)

Basic	$.26	$.05	$.12	$(.76)

Diluted	$.26	$.05	$.12	$(.76)

(1)	Per share data for periods prior to November 21, 2000 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of Pacer’s outstanding shares that was approved by shareholders on November 21, 2000.

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

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 will be effective for financial statements beginning after January 1, 2003, with earlier application encouraged. The Company is currently evaluating the impact on its consolidated financial statements of adopting this statement.

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

         Impact of Recent EITF Guidance

         In accordance with EITF Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of sales for all periods presented. This change has no effect on net income or earnings per share.

         The change increased cost of sales and decreased selling, general and administrative expenses during the fiscal years ended June 30, 2002, 2001 and 2000 by $1.0 million, $1.3 million and $362,000, respectively.

         The results in the accompanying financial statements reflect the application of the consensus reached by the EITF of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” The change requires a reclassification of certain marketing and promotional expenses from operating expenses (selling expenses) to a reduction in sales. The change has no effect on net income or earnings per share. Prior period financial statements have been reclassified to comply with EITF 00-10 and 01-9.

         The change reduced both net sales and selling, general and administrative expenses during the fiscal years ended June 30, 2002, 2001 and 2000 by $1.1 million, $2.3 million and $3.9 million, respectively.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FORWARD LOOKING STATEMENTS

         This Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are estimates of, or statements about our expectations or beliefs regarding, our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time, including the risks and uncertainties described in Part I of this Report under the caption “Item I — Description of Business — Certain Factors That Could Affect Our Future Performance” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements are included herein:

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Pacer Technology

We have audited the accompanying consolidated balance sheets of Pacer Technology as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a) as of June 30, 2002 and 2001 and for the years then ended. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacer Technology at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Orange County, California
August 14, 2002

PACER TECHNOLOGY

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,

	2002	2001

Assets
Current assets:
Cash	$1,199	$471
Trade receivables, less allowance for doubtful accounts of $518 in 2002 and $343 in 2001	5,186	8,292
Other receivables	442	966
Inventories, net	3,387	7,950
Prepaid expenses	709	292
Deferred income taxes	347	1,860

Total current assets	11,270	19,831
Equipment and leasehold improvements, net	1,262	1,634
Deferred income taxes	238	—
Intangible assets, net	1,163	1,406

	$13,933	$22,871

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,160	$2,391
Accrued expenses	1,020	1,506
Revolving bank line of credit	—	4,648
Current installments of long-term debt	100	3,042

Total current liabilities	2,280	11,587
Deferred income taxes	—	44
Long-term debt, excluding current installments	67	166

Total liabilities	2,347	11,797
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value. Authorized: 50,000,000 shares; issued and outstanding: 2,928,401 in 2002 and 3,091,905 in 2001	7,157	7,888
Retained earnings	4,429	3,186

Total shareholders’ equity	11,586	11,074

	$13,933	$22,871

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended

	June 30,	June 30,	June 30,
	2002	2001	2000

	(In thousands, except per share amounts)
Net sales	$30,820	$41,658	$43,792
Cost of sales	22,073	31,916	32,891

Gross profit	8,747	9,742	10,901
Selling, general & administrative expenses	7,245	9,268	9,859
Restructuring charges	516	—	315
Gain on sale of Cook Bates	(1,211)	—	—
Loss on sale of California Chemical	—	1,042	—

Operating income (loss)	2,197	(568)	727
Other (income) expense:
Interest income	(4)	(2)	(34)
Interest expense	144	852	1,005
Other, net	(28)	(9)	(108)

	112	841	863

Income (loss) before income taxes	2,085	(1,409)	(136)
Income tax expense (benefit)	842	(393)	(439)

Net income (loss)	$1,243	$(1,016)	$303

Weighted average shares — basic(1)	3,022	3,260	3,345

Basic earnings (loss) per share	$.41	$(.31)	$.09

Weighted average shares — diluted(1)	3,092	3,260	3,374

Diluted earnings (loss) per share	$.40	$(.31)	$.09

(1)	The numbers of shares outstanding at June 30, 2000 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of outstanding shares approved by shareholders on November 21, 2000.

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended June 30, 2002, 2001 and 2000
(In thousands, except share amounts)

	Number of				Accumulated
	Issued			Notes	Other
	and			Receivable	Comprehensive	Total
	Outstanding	Common	Retained	From	Income	Shareholders'
	Shares	Stock	Earnings	Directors	(Loss)	Equity

Balances at June 30, 1999(1)	3,357,995	$8,802	$3,899	$(47)	$(13)	$12,641
Net income	—	—	303	—	—	303
Foreign currency translation adjustment	—	—	—	—	(66)	(66)

Comprehensive income	—	—	—	—	—	237
Shares issued upon exercise of options(1)	17,800	64	—	—	—	64
Shares issued to employees(1)	3,300	15	—	—	—	15
Shares repurchased(1)	(54,900)	(305)	—	—	—	(305)
Promissory note payments from directors	—	—	—	47	—	47

Balances at June 30, 2000(1)	3,324,195	8,576	4,202	—	(79)	12,699
Net loss	—	—	(1,016)	—	—	(1,016)
Foreign currency translation adjustment	—	—	—	—	79	79

Comprehensive loss	—	—	—	—	—	(937)
Shares retired related to sale of California Chemical	(145,000)	(435)	—	—	—	(435)
Shares repurchased	(87,290)	(323)	—	—	—	(323)
Warrants issued to consultants	—	70	—	—	—	70

Balances at June 30, 2001	3,091,905	7,888	3,186	—	—	11,074
Net income and comprehensive income	—	—	1,243	—	—	1,243
Shares repurchased	(163,504)	(731)	—	—	—	(731)

Balances at June 30, 2002	2,928,401	$7,157	$4,429	$—	$—	$11,586

(1)	The numbers of shares outstanding at June 30, 2000 and 1999 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of outstanding shares approved by the shareholders on November 21, 2000.

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended

	June 30,	June 30,	June 30,
	2002	2001	2000

Net income (loss)	$1,243	$(1,016)	$303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	525	515	512
Amortization of other assets	222	330	287
Write-off of property and equipment	144	—	—
Allowance for doubtful accounts	175	39	(600)
Deferred income taxes	1,231	(421)	(207)
Restructuring charges	516	—	315
Gain on sale of Cook Bates product line	(1,211)	—	—
Cash received on sale of Cook Bates product line	5,341	—	—
(Gain) loss on sale of property and equipment	86	35	(5)
Warrants issued to consultants	—	70	—
Goodwill impairment on sale of California Chemical product line	—	1,042	—
Changes in operating assets and liabilities, excluding effects of dispositions:
Decrease in trade receivables	2,931	616	463
(Increase) decrease in other receivables	524	86	(907)
Decrease in notes receivable	—	116	157
Decrease in inventories	681	3,913	1,715
(Increase) decrease in prepaid expenses and other assets	(417)	162	170
Decrease in accounts payable	(1,231)	(885)	(343)
Increase (decrease) in accrued expenses	(1,145)	115	(579)

Net cash provided by operating activities	9,615	4,717	1,281

Cash flows from investing activities:
Proceeds from sale of California Chemical	—	500	—
Proceeds from sale of property and equipment	—	—	33
Capital expenditures	(467)	(478)	(341)

Net cash provided by (used in) investing activities	(467)	22	(308)

Cash flows from financing activities:
Principal payments on debt and line of credit	(12,809)	(19,073)	(17,466)
Borrowings on debt and line of credit	7,731	13,594	17,504
Principal payments on term-loan	(2,611)	(917)	(915)
Borrowings on term-loan	—	2,000	—
Notes receivable payments from directors	—	—	47
Repurchase of common stock, net	(731)	(323)	(226)

Net cash used in financing activities	(8,420)	(4,719)	(1,056)

Net increase (decrease) in cash	728	20	(83)
Cash at beginning of year	471	451	534

Cash at end of year	$1,199	$471	$451

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$138	$890	$981

Cash paid during the year for income taxes	$280	$320	$750

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

(1) The Company and Summary of Significant Accounting Policies

     Nature of Business

     Pacer Technology (“Pacer” or “Company”) is a vertically integrated manufacturing formulator and packager of adhesives, sealants and other related products used in hobby, cosmetic, industrial, automotive aftermarket, consumer and private label applications. Pacer produces the plastic containers used to package their adhesives and produces plastic containers for other customers. These products are sold primarily in the United States and internationally through its UK subsidiary, Pacer Tech Limited (“Pacer Tech”).

     The significant accounting policies followed by the Company in preparing the accompanying financial statements are as follows:

     Principles of Consolidation

     The consolidated financial statements include the accounts of Pacer and its subsidiary, Pacer Tech, which was formed in 1986 to conduct business operations as a distributor of adhesives primarily in the United Kingdom. In June 2001, the scope of Pacer Tech’s operations were reduced and it is now operated as an international sales office. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Reverse Stock Split

     Effective November 21, 2000, the Company shareholders’ approved a 1-for-5 reverse stock split of its outstanding shares of common stock. All share and per share amounts in these financial statements have been retroactively restated to reflect such reverse split.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of highly liquid investment instruments with original maturities of three months or less.

     Concentration of Credit Risk

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Credit is extended for all customers based upon an evaluation of the customer’s financial condition and credit history and generally the Company does not require collateral. Credit losses are provided for in the consolidated financial statements by management based upon a detailed evaluation of the collectibility of accounts receivable.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

     Equipment and Leasehold Improvements

     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

     Costs in Excess of Net Assets of Businesses Acquired

     Costs in excess of net assets of businesses acquired are amortized on the straight-line method over an 8-year to 20-year life. Pacer assesses the recoverability of this intangible asset by determining whether the amortization of the asset balance over its remaining useful life can be recovered through undiscounted future operating cash flows of the acquired operations. The accumulated amortization on the assets of businesses acquired was $1.6 million and $1.4 million as of June 30, 2002 and 2001, respectively.

     Revenue Recognition

     The Company provides its customers with limited rights to return products. The Company recognizes revenue from the sale of a product upon its shipment to the customer and establishes an allowance based on historical experience with returns of like products.

     Advertising

     Cooperative advertising obligations are accrued and the costs are immediately recorded as a charge against sales when incurred. Advertising expense was approximately $600,000, $1,300,000 and $1,400,000, for 2002, 2001 and 2000, respectively.

     Restructuring Charges

     During the fiscal year ended June 30, 2002, the Company recorded $516,000 of restructuring charges mainly as a result of lease termination charges and employee termination costs. The Company has also acquired certain equipment and made certain leasehold improvements to accommodate the relocated operations at its retained facilities at a cost of approximately $200,000, which was capitalized and will be depreciated over the useful lives of the acquired assets.

     Restructuring charges for employee severance, and lease termination associated with relocation and closure of facilities amounted to $315,000 in the fiscal year ended June 30, 2000.

     Earnings (Loss) Per Share

     Basic earnings (loss) per share (EPS) are based on the weighted average number of shares outstanding during the periods reported and exclude any dilutive effects of options.

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

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

     Foreign Currency Translation

     Assets and liabilities denominated in a functional currency other than U.S. dollars are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included as a separate component of shareholders’ equity. Transaction gains and losses included in net income (loss) are immaterial.

     Fair Value of Financial Instruments

     The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2002, the fair value of all financial instruments approximated carrying value.

     Research and Development

     Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $302,000, $318,000 and $467,000 in 2002, 2001 and 2000, respectively.

     Product Warranties

     Pacer provides limited warranties for some products for periods generally ranging from 6 to 12 months. Estimated warranty costs have historically been consistent and do not vary significantly from month to month and therefore are recognized as incurred.

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

     Stock Option Plans

     Pacer applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     Impact of Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The non-amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning July 1, 2002. The Company will be required to determine if any other identifiable intangible assets exist within its first fiscal quarter after adoption of SFAS No. 142. The Company is currently assessing what financial impact, if any, SFAS No. 142 will have on its consolidated financial statements and operating results.

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled. The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 will be effective for financial statements beginning after January 1, 2003, with earlier application encouraged. The Company is currently evaluating the impact on its consolidated financial statements of adopting this statement.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and applies to all long-lived assets (including discontinued operations). The Company is currently assessing what financial impact, if any, SFAS No. 144 will have on its consolidated financial statements and operating results.

     Impact of Recent EITF Guidance

     In accordance with EITF Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of sales for all periods presented. This change has no effect on net income (loss) or earnings (loss) per share.

     The change increased cost of sales and decreased selling, general and administrative expenses during the fiscal years ended June 30, 2002, 2001 and 2000 by $1.0 million, $1.3 million and $362,000, respectively.

     The results in the accompanying financial statements reflect the application of the consensus reached by the EITF of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” The change requires a reclassification of certain marketing and promotional expenses from operating expenses (selling expenses) to a reduction in sales. The change has no effect on net income (loss) or earnings (loss) per share. Prior period financial statements have been reclassified to comply with EITF 00-10 and 01-9.

     The change reduced both net sales and selling, general and administrative expenses during the fiscal years ended June 30, 2002, 2001 and 2000 by $1.1 million, $2.3 million and $3.9 million, respectively.

     Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with the 2002 consolidated financial statement presentation.

(2) Inventories

     Inventories are summarized as follows:

	June 30,

	2002	2001

	(In thousands)
Raw materials	$1,579	$4,378
Work-in-process	323	508
Finished goods	1,505	3,341
Less: reserves	(20)	(277)

Inventories, net	$3,387	$7,950

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

(3) Equipment and Leasehold Improvements

     Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:

		June 30,

	Estimated
	Useful Lives	2002	2001

		(In thousands)
Shop equipment	5-10	$4,845	$6,017
Leasehold improvements	10	1,082	1,062
Office furniture and equipment	5-7	227	279
Transportation equipment	3	53	106
Construction in progress		6	34

		6,213	7,498
Less accumulated depreciation and amortization		(4,951)	(5,864)

		$1,262	$1,634

(4) Borrowings

     Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and 35% of its raw material inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.75% as of June 30, 2002) less 0.25%, or at a LIBOR base rate plus 2.50%. The agreement provides for a reduction in the LIBOR rate of 0.25% on any outstanding borrowings if the Company reached EBITDA targets of $1.0 million for the six-month period January through June 2002 and $500,000 in any subsequent quarter. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is October 1, 2003. As of June 30, 2002, no borrowings were outstanding under the credit line. At June 30, 2002, the Company had approximately $4.9 million of borrowings available based on eligible collateral.

     In connection with this credit line, the Company maintains Commercial Letters of Credit, Standby Letters of Credit, and Banker’s Acceptances, not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line. This credit facility expires on October 1, 2003. As of June 30, 2002, there were no letters of credit, standby letters of credit or banker’s acceptances outstanding under this facility.

     The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of June 30, 2002, Pacer was in compliance with or had received waivers for all of these covenants. All borrowings from the bank are secured by a first priority security interest in all of the Company’s assets.

     In June of 2000, Pacer incurred additional long-term debt of $426,000 related to its acquisition of the intellectual property rights for the Pro-Tel Bondini product line. The current portion of this debt is based on certain minimum royalty payments in accordance with the agreement. The payments commenced on June 1, 2000 and will be made over a term of five years. As of June 30, 2002, the outstanding balance was $167,000.

     Long-term debt, excluding the revolving line of credit at June 30, 2002 and 2001, consisted of the following:

	2002	2001

	(In thousands)
Term loan	$—	$2,611
Capital expenditure loan	—	331
Pro-Tel Bondini	167	266
Less: current installments	(100)	(3,042)

Total Long-Term Debt	$67	$166

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

     Future payments of debt are as follows:

Year Ending June 30,	Payments

(In thousands)
2003	$100
2004	67

Total Payments	$167

(5) Accrued Expenses

     Accrued expenses consist of the following:

	2002	2001

	(In thousands)
Sales and marketing expenses	$57	$111
Legal and accounting expenses	24	90
Warranty	—	214
Income and other taxes	—	3
Employee incentive plan	280	—
Accrued payroll and related expenses	311	602
Deferred rent	122	218
Other	226	268

Total accrued expenses	$1,020	$1,506

     Accrued payroll and related expenses for 2001 include approximately $216,000 for employee severance.

(6) Lease Obligations

     Pacer leases two manufacturing facilities under operating leases expiring in October 2004 and May 2009. Pacer also leases two distribution facilities and office equipment under operating lease agreements. Leases for the two distribution facilities expire in May 2003 and November 2003. Future minimum lease payments under non-cancelable operating leases as of June 30, 2002 are as follows:

Operating Leases
Year Ending June 30,
(In thousands)
2003	$569
2004	344
2005	261
2006	245
2007	237
Thereafter	487

Minimum future lease payments	$2,143

     Rent expense was $619,000, $723,000 and $766,000 in 2002, 2001 and 2000, respectively.

(7) Major Customers and Export Sales

     Pacer has one customer that accounted for approximately 12% in fiscal 2002 of its net sales and export sales represent approximately 16%, 14% and 12% of net sales in 2002, 2001 and 2000 respectively. There was no customer that accounted for more than 10% of its net sales in 2001.

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

(8) Income Taxes

     Income tax expense (benefit) from continuing operations for the years ended June 30, 2002, 2001 and 2000 consist of:

	2002	2001	2000

	(In thousands)
Federal:
Current	$(323)	$—	$—
Deferred	1,168	(416)	(394)

	845	(416)	(394)

State:
Current	(150)	—	—
Deferred	63	(5)	(81)

	(87)	(5)	(81)

Foreign:
Current	84	28	36
Deferred	—	—	—

	84	28	36

Total income tax expense (benefit)	$842	$(393)	$(439)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2002 and 2001 are presented below:

	2002	2001

	(In thousands)
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$222	$147
Inventories	33	159
Prepaid expenses	(133)	(29)
Vacation accruals	83	86
Warranty accruals	—	91
Advertising accruals	56	120
Amortization	—	179
Net operating loss	—	890
Other	86	217

Net current deferred tax assets	$347	$1,860

Non-current deferred tax assets (liabilities):
Depreciation	$126	$202
Amortization	165	—
Net operating loss	36	—
Other	(89)	(246)

Net non-current deferred tax assets (liabilities)	$238	$(44)

     Pacer believes that it is more likely than not that the net deferred tax assets will be realized. This belief is based on past and anticipated future earnings.

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

     The total income tax expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34%) for 2002, 2001 and 2000 as follows:

	2002	2001	2000

	(In thousands)
Expected income tax provision	$567	$(479)	$(46)
Non-deductible expenses	25	43	49
State income tax, net of Federal income tax benefit	87	(82)	(23)
Effect of foreign operations	167	28	(54)
Benefit from tax planning	—	—	(365)
Other	(4)	97	—

Total Income Tax Expense (Benefit)	$842	$(393)	$(439)

     Loss carry forwards for federal tax purposes, at June 30, 2002, were approximately $106,000, and expire at various dates through 2021.

(9) Shareholders’ Equity

     Nonqualified Stock Option and Incentive Stock Option Plans

     All shares and per share amounts below have been retroactively restated to reflect the one-for-five reverse stock split approved by shareholders on November 21, 2000.

     During the year ended June 30, 2002, Pacer adopted the 2001 Stock Incentive Plan that qualifies as “incentive stock options” under Section 442 of the Internal Revenue Code.

     Under the 2001 Stock Incentive Plan, options to purchase up to an aggregate of 300,000 shares of Pacer common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the grant date. In the event such option is granted to an employee who, at the time the option is granted, owns common stock possessing more than 10% of the total combined voting power of all classes of stock of Pacer, the exercise price of the option shall be no less than 110% of the fair market value. The exercise period for the options shall not exceed ten years, except that it shall not be greater than five years in the case of any options granted to an employee who owns common stock possessing more than 10% of the total combined voting power of all classes of stock of Pacer. The option agreement may provide (a) that the right to exercise the option shall accrue over time in accordance with a vesting schedule, which shall provide that options will become exercisable at least in annual installments of 20% per year over the first five years of the term of the option; or (b) that such accrual shall be accelerated upon the occurrence of certain specified event(s).

     There were no stock options granted under this Plan during fiscal year 2002.

     During the year ended June 30, 1995, Pacer adopted the 1994 Stock Option Plan to provide key employees and directors an opportunity to purchase common stock of Pacer pursuant to “non-qualified stock options” at the discretion of the Board of Directors.

     Under the 1994 Stock Option Plan, options to purchase up to 440,000 shares of Pacer common stock are authorized to be granted. The purchase price shall be no less than fair market value on the grant date. The exercise period shall not exceed ten years from grant date and options vest immediately.

     In fiscal year 2000, under this Plan, Pacer granted an option to a Director to purchase 20,000 shares of Pacer’s common stock at $4.925 per share. The market value of the stock was $4.925 per share, on the date of grant. The fair value of the stock option granted during fiscal 2000 was $79,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 67.85%, risk-free interest rate of 6.68%, and

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

an expected life of 10 years. There were no stock options granted under the nonqualified Stock Option Plan during fiscal years 2002 or 2001.

     During the year ended June 30, 1995, Pacer adopted the 1994 Incentive Stock Option Plan that qualifies as “incentive stock options” under Section 422 of the Internal Revenue Service Code.

     Under the 1994 Incentive Stock Option Plan, options to purchase up to an aggregate of 400,000 shares of Pacer common stock can be granted. The purchase price shall be no less than the fair market value of the common stock on the grant date. In the event such option is granted to an employee who, at the time the option is granted, owns common stock possessing more than 10% of the total combined voting power of all classes of stock of Pacer, the exercise price of the option shall be no less than 110% of the fair market value. The exercise period for the options shall not exceed ten years, except that it shall not be greater than five years in the case of any options granted to an employee who owns common stock possessing more than 10% of the total combined voting power of all classes of stock of Pacer. The option agreement may provide (a) that the right to exercise the option in whole or in part shall not accrue until a certain date or the occurrence of an event; (b) that the right to exercise the option shall accrue over time in accordance with a vesting schedule; or (c) that such accrual shall be accelerated upon the occurrence of certain specified event(s).

     In fiscal year 2000, under this Plan, Pacer granted options to an employee to purchase a total of 7,000 shares of Pacer’s common stock at $4.90 per share. The market value of the stock was $4.90 per share on the date of grant. The fair value of the stock options granted during fiscal 2000 was $27,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 67.85%, risk-free interest rate of 5.92%, and an expected life of 10 years.

     In fiscal year 2001, under this Plan, the Company granted options to an employee to purchase a total of 100,000 shares of Pacer’s common stock at $2.625 per share. The market value was $2.625 per share on the date of grant. The fair value of the stock options granted during fiscal year 2001 was $172,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 47.57%, risk free interest rate of 5.06% and an expected life of 10 years.

     In fiscal year 2002, under this Plan, the Company granted options to various employees to purchase a total of 163,000 shares of Pacer’s common stock at prices ranging from $3.02 to $4.50 per share, which equaled the market price of the Company’s common stock at date of grant. The fair value of the stock options granted during fiscal year 2002 was $312,000 on the dates of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 47.8%, risk free interest rate of 4.08% and an expected life of 10 years.

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

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

     Pacer applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had Pacer determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, Pacer’s net income would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(In thousands, except per share amounts)
Net income (loss) as reported	$1,243	$(1,016)	$303
Pro forma net income (loss)	$888	$(1,071)	$263
As reported — basic earnings (loss) per share	$.41	$(.31)	$.09
Pro forma — basic earnings (loss) per share	$.29	$(.33)	$.08
As reported — diluted earnings (loss) per share	$.40	$(.31)	$.09
Pro forma — diluted earnings (loss) per share	$.29	$(.33)	$.08

     Summary of changes in stock options outstanding are as follows:

1994 SOP & ISOP

			Weighted	Weighted Average
	Options		Average	Fair Value
	Available	Number	Exercise	Per Share of
	For Grant	Outstanding	Prices	Options Granted

Balances at June 30, 1999	280,000	506,000	$4.71
Options granted	(27,000)	27,000	2.01	$3.94
Options exercised	—	(18,000)	3.60

Balances at June 30, 2000	253,000	515,000	$4.76
Options granted	(100,000)	100,000	2.63	$1.72
Options cancelled	10,000	(10,000)	5.23

Balances at June 30, 2001	163,000	605,000	$5.10
Options granted	(163,000)	163,000	3.28	$2.10
Options cancelled	85,000	(85,000)	3.89

Balances at June 30, 2002	85,000	683,000	$3.41

     The following table summarizes information about the 1994 SOP & ISOP stock options at June 30, 2002:

			Weighted Average		Weighted Average
	Shares Outstanding	Weighted Average	Remaining	Shares Exercisable	Exercise Price of
Exercise Price	at 6/30/02	Exercise Price	Contractual Life	at 6/30/02	Exercisable Options

$2.63	100,000	$2.63	8.6 years	40,000	$2.63
$3.02-$3.60	149,000	$3.11	8.6 years	141,000	$3.08
$4.32-$4.92	74,000	$4.58	7.2 years	67,000	$4.58
$5.00	360,000	$5.00	2.7 years	360,000	$5.00

	683,000			608,000	$4.35

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

1982 Other Stock Option Plan

	Outstanding Options

	Number	Exercise	Aggregate
	of Shares	Prices	Value

Balances at June 30, 1999	140,000	$5.00-$5.40	$706,000

Balances at June 30, 2000	140,000	$5.00-$5.40	$706,000
Options expired	(60,000)	$5.00-$5.40	(306,000)

Balances at June 30, 2001	80,000	$5.00	$400,000
Options expired	(20,000)	$5.00	(100,000)

Balances at June 30, 2002	60,000	$5.00	$300,000

     Warrant to Purchase Common Stock

     At June 30, 2000, there were no warrants outstanding to purchase shares of the Company’s common stock.

     During the year ended June 30, 2001, the Company issued a warrant to purchase 66,667 shares of common stock at a price of $2.9375 per share that expires on January 28, 2004. The Company valued the warrant at $70,000 using the Black-Scholes option-pricing model.

     The Company did not issue any new warrants during the current year. At June 30, 2002, there is a warrant outstanding to purchase 66,667 shares of common stock.

(10) Earnings (Loss) Per Share

     Earnings (loss) per share were computed as follows:

	2002	2001	2000

	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted earnings (loss) per share	$1,243	$(1,016)	$303

Denominator:
Denominator for basic earnings (loss) per share — weighted average number of common shares outstanding during the period	3,022	3,260	3,345
Incremental common shares attributable to exercise of outstanding options	70	—	29

Denominator for diluted earnings (loss) per share	3,092	3,260	3,374

Basic earnings (loss) per share	$.41	$(.31)	$.09

Diluted earnings (loss) per share	$.40	$(.31)	$.09

(11) 401(k) PLAN

     Pacer’s 401(k) plan is available to all full-time employees who have completed a minimum service of 90 days at January 1, April 1, July 1 or October 1 of each year.

     Employees who elect to participate in the plan may make contributions to the plan on a pre-tax basis from 2% to 16% of their annual compensation. Pacer contributions, when made, will match 50% of employee contributions up to 4% of salaries paid. Pacer contributions are accrued as participant contributions are withheld. Participants become fully vested in Pacer contributions after six years of service.

     Plan expenses for the years ended June 30, 2002, 2001 and 2000 were $59,000, $67,000 and $62,000, respectively.

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

(12) Quarterly Financial Data (Unaudited)

     The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2002 and 2001. This information has been prepared by Pacer on a basis consistent with its audited consolidated financial statements for those years. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with Pacer’s audited consolidated financial statements and notes thereto. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
FY 2002	2001	2001	2002	2002

Net sales	$10,359	$6,886	$6,567	$7,008
Gross profit	2,938	1,864	1,993	1,952
Net income (loss)	904	(70)	353	56
Net income (loss) per share:
Basic	$.29	$(.02)	$.12	$.02
Diluted	$.29	$(.02)	$.11	$.02

	Quarter Ended

	Sept. 30,	Dec. 31,	Mar. 31,	June 30,
FY 2001	2000	2000	2001	2001

Net sales	$13,987	$8,877	$10,141	$8,653
Gross profit	4,066	2,397	2,862	417
Net income (loss)	869	158	389	(2,432)
Net income (loss) per share:
Basic	$.26	$.05	$.12	$(.76)
Diluted	$.26	$.05	$.12	$(.76)

(13) Acquisitions & Dispositions

     On June 1, 2000, Pacer entered into an intellectual property license agreement pursuant to which Pacer obtained exclusive marketing and distribution rights from Pro-Tel, Inc., to the Bondini product line. The Bondini product line includes various Adhesive Products marketed under the Bondini brand name. The license agreement calls for monthly royalty payments over a five-year period, which are subject to minimum and maximum amount constraints. The license agreement also allows for Pacer to purchase all intellectual properties associated with the Pro-Tel and Bondini product line at the conclusion of the five-year term for a nominal purchase price.

     On June 11, 2001, the Company sold all of the assets, properties and goodwill of its California Chemical product line, which consists primarily of bulk liquids and powders for sculptured acrylic finger nail processes to Esschem, Inc. in exchange for $500,000 cash plus the transfer by Esschem to Pacer of 145,000 shares of Pacer common stock owned by Esschem. As a result of this transaction, the Company wrote off the remaining goodwill that arose from the acquisition in 1997. The goodwill impairment, a one-time, non-cash charge, of $1,042,000 is included in the accompanying 2001 consolidated statement of operations.

     On September 28, 2001, the Company sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) for $5.3 million cash. That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000. In connection with the sale, Pacer recorded transaction related costs of $142,000, a $40,000 loss associated with the sale of holiday merchandise at bargain prices and a gain of $1.2 million, which are included in operating income in the accompanying statement of operations for the year ended June 30, 2002.

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended June 30, 2002, 2001 and 2000

(14) United Kingdom Distribution Facility Closure

     During the fourth quarter ended June 30, 2001, the Board of Directors instituted a repositioning plan to focus the Company’s resources on its core adhesive and sealant business. In connection with this repositioning plan, the Company decided to close its United Kingdom operations and distribution facility. As a result of this closure, the Company did not renew the facility lease, which expired in July 2001. The Company will, however, continue to maintain a small sales office. Included in cost of sales in the accompanying 2001 consolidated statement of operations is a write off of $500,000 associated with the cost of closure.

(15) Commitments and Contingencies

     The Company has entered into sales agreements with many of its customers that contain pricing terms, including the amounts of promotional and cooperative advertising allowances that Pacer will provide to those customers. Each of these agreements is unique and may include one or more of these features as part of its terms. In the case of agreements that provide for promotional and cooperative allowances, those allowances are established at fixed dollar amounts, rather than varying with the volume of the customer’s purchases of products from Pacer and, therefore, those allowances represent commitments on the part of Pacer to such customers.

     Pacer has severance compensation agreements with certain of its officers. Those agreements provide for, in the event of termination on change of control or termination without cause, a lump-sum payment equal to 2.99 times the sum of the officers highest base salary within the twelve-month period prior to the termination and an amount equal to any bonuses that would have be paid.

     Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without material effect on Pacer’s financial position or results of operations.

(16) Related Party Transactions

     During the years ended June 30, 2002, 2001 and 2000, Pacer incurred legal expenses of $62,000, $83,000 and $151,000, respectively, to a law firm, one of the partners of which is a shareholder and, until August 2002, was a member of Pacer’s Board of Directors.

SCHEDULE II — PACER TECHNOLOGY

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance At			Balance
	Beginning			At End
Description	of Period	Additions	Deductions(1)	of Period

Allowance for doubtful accounts:
Year Ended June 30, 2000	$904	$119	$(719)	$304
Year Ended June 30, 2001	$304	$499	$(460)	$343
Year Ended June 30, 2002	$343	$703	$(528)	$518

(1)	Write-off of doubtful accounts against the allowance and recoveries.

	Balance At			Balance
	Beginning			At End
Description	of Period	Additions	Deductions(1)	of Period

Allowance for obsolete or slow-moving inventory:
Year Ended June 30, 2000	$811	$426	$(599)	$638
Year Ended June 30, 2001	$638	$84	$(445)	$277
Year Ended June 30, 2002	$277	$258	$(515)	$20

(1)	Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before October 28, 2002 for the Company’s annual shareholders’ meeting.

Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before October 28, 2002 for the Company’s annual shareholders’ meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before October 28, 2002 for the Company’s annual shareholders’ meeting.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before October 28, 2002 for the Company’s annual shareholders’ meeting.

Item 14. CONTROLS AND PROCEDURES

     Not Applicable

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

See Financial Statement Index included in Item 8 of Part II of this Form 10-K.

(a)	(2) Financial Statement Schedule

     Schedule II. Valuation and Qualifying Accounts

     All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

(a)	(3) Exhibits

     The following is a list of the exhibits filed with this Annual Report on Form 10-K.

Exhibit 3.1	Articles of Incorporation (1)
Exhibit 3.2	By-laws (1)
Exhibit 4.1	Stock Purchase Warrant for 66,667 shares of Common Stock issued to the Prince Henry Group (2)
Exhibit 4.2	2001 Stock Incentive Plan approved by shareholders on November 13, 2001
Exhibit 10.7	Agreement to Extend Term of Lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga (3)
Exhibit 10.8	Lease Termination Agreement for facilities in Rancho Cucamonga dated October 25, 2001
Exhibit 10.9	New Operating Lease for facilities located in Rancho Cucamonga dated May 9, 2002
Exhibit 10.10	Severance Compensation Agreement with Richard S. Kay dated January 30, 2002
Exhibit 10.11	Severance Compensation Agreement with Ronald T. Gravette dated January 30, 2002
Exhibit 10.12	Credit Agreement with Wells Fargo Bank dated May 1, 2002
Exhibit 21	Subsidiaries of Registrant
Exhibit 23.1	Consent of Independent Auditors
Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986.

(2)	Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 2001.

(3)	Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1999.

     (b)  Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2002	PACER TECHNOLOGY

	By:	/s/ RICHARD S. KAY
Richard S. Kay, Chairman of the Board of Directors, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Each person whose signature to this Report appears below hereby appoints Richard S. Kay and Laurence R. Huff, or any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ RICHARD S. KAY Richard S. Kay	Chairman of the Board of Directors, Chief Executive Officer, President and Director	September 25, 2002

/s/ LAURENCE R. HUFF Laurence R. Huff	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 25, 2002

/s/ E. T. GRAVETTE E. T. Gravette	Director	September 25, 2002

/s/ JOHN G. HOCKIN, II John G. Hockin, II	Director	September 25, 2002

/s/ CARL HATHAWAY Carl Hathaway	Director	September 25, 2002

/s/ D. STEPHEN ANTION D. Stephen Antion	Director	September 25, 2002

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

     I, Richard S. Kay, Chairman, Chief Executive Officer and President of Pacer Technology, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacer Technology;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 25, 2002

/s/ RICHARD S. KAY
Richard S. Kay Chairman, Chief Executive Officer and President

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

     I, Laurence R. Huff, Chief Financial Officer of Pacer Technology, certify that:

1.	I have reviewed this annual report on Form 10-K of Pacer Technology;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  September 25, 2002

/s/ LAURENCE R. HUFF
Laurence R. Huff Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 3.1	Articles of Incorporation(1)
Exhibit 3.2	By-laws(1)
Exhibit 4.1	Stock Purchase Warrant for 66,667 shares of Common Stock issued to the Prince Henry Group(2)
Exhibit 4.2	2001 Stock Incentive Plan approved by shareholders on November 13, 2001
Exhibit 10.7	Agreement to Extend Term of Lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga(3)
Exhibit 10.8	Lease Termination Agreement for facilities in Rancho Cucamonga dated October 25, 2001
Exhibit 10.9	New Operating Lease for facilities located in Rancho Cucamonga dated May 9, 2002
Exhibit 10.10	Severance Compensation Agreement with Richard S. Kay dated January 30, 2002
Exhibit 10.11	Severance Compensation Agreements with Ronald T. Gravette dated January 30, 2002
Exhibit 10.12	Credit Agreement with Wells Fargo Bank dated May 1, 2002
Exhibit 21	Subsidiaries of Registrant
Exhibit 23.1	Consent of Independent Auditors
Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1986

(2)	Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 2001

(3)	Incorporated by reference to exhibits to Form 10-K for fiscal year ended June 30, 1999

E-1