Form 10-Q
period 2002-09-30
PACER TECHNOLOGY
filed 2002-11-12
CIK 275866

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

2,920,221 shares of Common Stock at November 11, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACER TECHNOLOGY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2002	June 30, 2002

	(unaudited)	(audited)
ASSETS
Current assets
Cash	$131	$1,199
Trade receivables, less allowance for doubtful accounts of $564 and $518, respectively	5,364	5,186
Other receivables	192	442
Inventories, net	4,578	3,387
Prepaid expenses	689	709
Deferred income taxes	347	347

Total current assets	11,301	11,270
Equipment and leasehold improvements, net	1,325	1,262
Cost in excess of assets acquired, net	1,163	1,163
Deferred income taxes	238	238

Total assets	$14,027	$13,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,007	$1,160
Accrued expenses	953	1,020
Current installments of long-term debt	95	100

Total current liabilities	2,055	2,280
Long-term debt, excluding current installments	42	67

Total liabilities	2,097	2,347
Shareholders’ equity
Common stock, no par value; authorized: 50,000,000 shares; issued and outstanding: 2,920,221 at September 30, 2002 and 2,928,401 at June 30, 2002	7,116	7,157
Retained earnings	4,814	4,429

Total shareholders’ equity	11,930	11,586

Total liabilities and shareholders’ equity	$14,027	$13,933

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	September 30, 2002	September 30, 2001

Net sales	$6,523	$10,359
Cost of sales	4,449	7,421

Gross profit	2,074	2,938
Selling, general and administrative expenses	1,438	2,223
Restructuring charges	—	337
Gain on sale of Cook Bates product line	—	(1,252)

Operating income	636	1,630
Other (income) expense
Interest (income) expense, net	(1)	130
Other (income) expense, net	(1)	26

Income before income taxes	638	1,474
Income tax expense	253	570

Net income	$385	$904
Net earnings per share:
Basic earnings per share	$0.13	$0.29

Diluted earnings per share	$0.13	$0.29

Weighted average shares outstanding:
Weighted average shares – basic	2,922	3,089
Weighted average shares – diluted	3,020	3,102

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$385	$904
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	102	125
Amortization of other assets	—	56
Write off of property and equipment	—	113
Allowance for doubtful accounts	46	(23)
Loss on sale/disposition of property and equipment	1	16
Restructuring charges	—	337
Cash received on sale of Cook Bates product line	—	5,341
Gain on sale of Cook Bates product line	—	(1,252)
Changes in operating assets and liabilities, excluding effects of dispositions:
(Increase) decrease in trade accounts receivable	(224)	28
Decrease in other receivables	250	575
Increase in inventories, net	(1,191)	(947)
Decrease (increase) in prepaid expenses and other assets	20	(289)
(Decrease) increase in accounts payable	(153)	147
Decrease in accrued expenses	(67)	(255)

Net cash provided by (used in) operating activities	(831)	4,876

Cash flows from investing activities:
Capital expenditures	(166)	(53)

Net cash used in investing activities	(166)	(53)

Cash flows from financing activities:
Payments on long-term debt and revolving line of credit	(30)	(8,901)
Borrowings on long-term debt and revolving line of credit	—	4,476
Repurchase of common stock	(41)	(137)

Net cash used in financing activities	(71)	(4,562)

Net increase (decrease) in cash	(1,068)	261
Cash at beginning of period	1,199	471

Cash at end of period	$131	$732

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     CONSOLIDATED FINANCIAL STATEMENTS:

        The consolidated financial statements for the three month periods ended September 30, 2002 and September 30, 2001 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which consist of normal recurring adjustments and accruals) necessary to present fairly the Company’s consolidated financial position at September 30, 2002 and the consolidated results of its operations for the periods then ended have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the periods ended September 30, 2002 and September 30, 2001 are not necessarily indicative of the operating results that might be expected for a full year or for any other interim periods.

2.     INVENTORIES:

        Inventories consisted of the following:

	September 30, 2002	June 30, 2002

	(In thousands)
Raw materials	$1,958	$1,579
Work in process	491	323
Finished goods	2,161	1,505
Less: reserves	(32)	(20)

Inventories, net	$4,578	$3,387

3.     LONG-TERM DEBT:

        Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and 35% of its raw material inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.75% as of September 30, 2002) less 0.25%, or at a LIBOR base rate plus 2.50% and are secured by a first priority security interest in all of the Company’s assets.  Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is October 1, 2003. As of September 30, 2002, no borrowings were outstanding under the credit line and Pacer had approximately $5.4 million of borrowings available based on eligible collateral.

        Pacer also has a credit facility to fund commercial and standby letters of credit and banker’s acceptances in amounts not to exceed $1.5 million in the aggregate.  Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line.  This credit facility expires on October 1, 2003. As of September 30, 2002, there were no commercial or standby letters of credit or banker’s acceptances outstanding under this facility.

        The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of September 30, 2002, Pacer was in compliance with all of these covenants.

4.     COSTS IN EXCESS OF ASSETS ACQUIRED

        As of July 1, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002.  As a result, there is no charge for goodwill amortization expense contained in the Company’s statement of income for the quarter ended September 30, 2002, whereas the Company’s statement of income for the quarter ended September 30, 2001 does contain the charge for goodwill amortization expense taken last year.

        Had amortization of goodwill been discontinued at July 1, 2001, rather than at July 1, 2002, the reported net income and earnings per share for the three month periods ended September 30, 2002 and 2001, respectively, would have been as follows:

	Three Months Ended September 30,

	2002	2001

	(In thousands, except per share amounts)
Net Income
Reported net income	$385	$904
Add back: amortization, net of tax	—	34

Adjusted net income	$385	$938

Earnings per share – basic
Reported net income	$0.13	$0.29
Add back: amortization, net of tax	—	0.01

Adjusted net income	$0.13	$0.30

Earnings per share – diluted
Reported net income	$0.13	$0.29
Add back: amortization, net of tax	—	0.01

Adjusted net income	$0.13	$0.30

        SFAS 142 also requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount.  Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units.  The Company has determined that it has a single reporting unit.

        We have completed the first step of the transitional goodwill impairment test, which involved an assessment of the fair value of the Company and a comparison of that value to the Company’s carrying value.  In determining fair value, the Company considered the guidance in SFAS 142, including the Company’s market capitalization, discounted cash flows and other indicators of fair value.  Based on this analysis, we have determined that the fair value of the net assets of the Company exceeded their carrying value and, therefore, no goodwill impairment has occurred and no impairment charge is required to be taken.

5.     RECLASSIFICATION:

        In accordance with EITF Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of sales for all periods presented.

        In addition, the results in the accompanying financial statements reflect the application of the consensus reached by the EITF of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” The change requires a reclassification of certain marketing and promotional expenses from operating expenses (selling expenses) to a reduction in sales. The changes have no effect on net income or earnings per share. Prior period financial statements have been reclassified (see table below) to comply with EITF 00-10 and 01-9.

Three Months Ended September 30,

2001

(In thousands)
Sales before reclassification	$10,778
Reclassification of promotional & advertising expenses	(419)

Sales, as reported	$10,359

Cost of sales before reclassification	$7,098
Reclassification of freight expenses	323

Cost of sales, as reported	$7,421

SG&A expenses before reclassification	$2,965
Reclassification of promotional & advertising expenses and freight expenses	(742)

SG&A expenses, as reported	$2,223

6.     COMMITMENTS AND CONTINGENCIES:

        The Company has entered into sales agreements with many of its customers that contain pricing terms, including the amounts of promotional and cooperative advertising allowances that Pacer will provide to those customers. Each of these agreements is unique and may include one or more of these features as part of its terms. In the case of agreements that provide for promotional and cooperative allowances, many of those allowances are established at fixed dollar amounts, rather than varying with the volume of the customer’s purchases of products from Pacer and, therefore, those allowances represent commitments on the part of Pacer to such customers.

        Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without material effect on Pacer’s financial position or results of operations.

7.     RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled.  The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset.  The capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 will be effective for fiscal years beginning after January 1, 2003, with earlier application encouraged.  Because the Company does not have any asset retirement obligations, no impact on the consolidated financial statements is expected as a result of adopting this statement.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends APB No. 51, “Consolidated Financial Statements”.  SFAS 144 is effective for the Company on September 1, 2002, with early adoption permitted.  The adoption will not have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting Policies and Estimates

          In accordance with generally accepted accounting principles, as applied in the United States (“GAAP”), we record all of our assets at the lower of cost or fair market value.  In determining the fair market value of some of our assets, principally accounts receivable, inventories, and costs in excess of net assets of acquired businesses (commonly known as “goodwill”), we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods.  Those judgments, estimates and assumptions are based on current information available to us at the time they are made.  Many of those events and circumstances, however, are outside our control and if events or circumstances change, GAAP may require us to adjust the earlier estimates that are affected by those changes.  Any downward adjustments are commonly referred to as “write-downs” of assets involved.

          It is our practice to establish reserves or allowances against which we are able to charge downward adjustments or “write-downs” in the fair market value of those of our assets that are likely to fluctuate in value.  Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence.  With respect to other assets we write down their fair market value directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair market value.  Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statements of income in the periods when those reserves or allowances are established or those write-downs are recorded.  As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

          Under GAAP, most businesses also must make estimates or judgments regarding the amounts at which and the periods during which sales are recorded.  Those estimates and judgments will depend on such factors as the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services.  Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical product return experience.

          In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair market value of those assets and to establish adequate reserves or allowances.  Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

          Revenue Recognition and the Allowance for Product Returns.  The Company provides its customers with limited rights to return products.  The Company recognizes revenue from the sale of a product upon its shipment to the customer and establishes an allowance for product returns based on historical experience with returns of like products.

          Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 60-day payment terms to our customers.  We regularly review our customers’ accounts and estimate the amount of an allowance for uncollectible amounts or “receivables” in each reporting period.  The amount of that allowance is based on several factors, including the age of unpaid accounts, reviews of significant past due accounts, and economic conditions that may affect the ability of customers to keep their accounts current.  Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known.  For example, if economic conditions or the financial condition of any customers were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required.  Since the allowance is created by recording a charge against income, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

          Long-Lived Assets.  Prior to the current fiscal year, long-lived assets such as goodwill and intangible assets were reviewed for impairment when events or circumstances indicated that the carrying value might not be recoverable.  The Company adopted SFAS No. 142 in the first quarter of fiscal 2003.  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, and upon adoption through a transitional impairment test.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  For purposes of this impairment test, the Company is considered to have only one reporting unit. We have completed the first step of the transitional goodwill impairment test and have determined that the fair value of our net assets exceed the carrying value of those assets and that, as a result, no goodwill impairment has occurred and it will not be necessary to record an impairment charge.

Results of Operations

          The following table presents significant line items from the Company’s statements of income for the three month periods ended September 30, 2002 and 2001, as a percentage of our net sales in those periods:

	Three Months Ended September 30,

	2002	2001

Net sales	100.0%	100.0%
Gross profit	31.8%	28.4%
Selling, general and administrative expenses	22.0%	21.5%
Restructuring charges	—	3.3%
Gain sale of Cook Bates product line	—	(12.1)%
Operating income	9.8%	15.7%(1)
Interest (income) expense, net	—	1.3%
Other (income) expense, net	—	0.2%
Income before income taxes	9.8%	14.2%
Net income	5.9%	8.7%

(1)	If the restructuring charges and the gain on the Cook Bates sale were to be eliminated, operating income would have represented 6.9% of net sales in the quarter ended September 30, 2001.

          Net Sales.  Net sales for the quarter ended September 30, 2002 were $6.5 million as compared to $10.4 million for the same quarter in the prior year. The prior year quarter includes $4.3 million of sales of Cook Bates products prior to the sale of that product line in September 2001.  Adhesive sales increased by $480,000 or 7.9%, due primarily to increased units sold, in the first quarter of the current year over the same quarter of the prior year.

          Gross Profit.  Our gross profit for the quarter ended September 30, 2002 was $2.1 million, or 31.8% of net sales versus $2.9 million, or 28.4% of net sales in the same period in the prior year.  The increase in gross margin is due primarily to improved raw material sourcing.  A favorable shift in product mix associated with the introduction of new higher margin products and the disposition of our lower margin nail care product lines also contributed to the increase in gross profit.

          Selling, general and administrative.  Selling, general and administrative expenses (“SG&A”), exclusive of restructuring charges and the gain on the sale of the Cook Bates product line, declined by $785,000 in the quarter ended September 30, 2002 to $1.4 million from $2.2 million in the same quarter of the prior year.   Of the decrease, $486,000 was the result of a reduction in selling expenses that was made possible by the sale of the Cook Bates product line in the first quarter of the prior year.  Administrative expenses were also favorably impacted by workforce reductions that were the result of our restructuring efforts and the sale of the Cook Bates product line.  As a percentage of net sales, SG&A expenses increased slightly to 22.0% in the first quarter of the current year from 21.5% in the same quarter of the prior year.

          Restructuring Charges.  During fiscal 2002, we implemented a restructuring program to bring our operating costs in line with our operations following the sales of our nail care product lines.  That program included the consolidation of operations, formerly conducted at multiple facilities, into our primary manufacturing facility in Rancho Cucamonga, California.  We incurred approximately $337,000 of those charges during the first quarter of fiscal 2002.

          Gain on Sale of Cook Bates Product Line. We sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) for $5.3 million cash.  That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000.  In connection with the sale, we recorded a net gain of $1.3 million or 12.1% of net sales, which is included in operating income in the accompanying statement of operations for the quarter ended September 30, 2001.

          Operating Income.  Operating income for the quarter ended September 30, 2002 was $636,000, or 9.8% of sales, compared to $1.6 million or 15.7% of sales in the same quarter of the prior year.  If the restructuring charges and the gain on the Cook Bates sale are eliminated, our operating income for the quarter ended September 30, 2001 would have been $715,000 or 6.9% of net sales.

          Interest (income) expense, net.   The decrease in interest expense in the first quarter of the current fiscal year was due to the reduction in our outstanding bank borrowings with proceeds from the sale of our nail care businesses.

Liquidity and Capital Resources

          Net cash used in all activities during the quarter ended September 30, 2002 was $1.1 million, compared to cash provided of $261,000 during the same quarter of the prior year.

          Cash used in operations during the first quarter of the current fiscal year was $831,000 compared to cash provided by operations of $4.9 million during the same quarter of the prior year.  Cash was used in operations in the first quarter of the current fiscal year to (among other things) fund an increase in accounts receivable and a decrease in accounts payable and to increase inventories in anticipation of a work stoppage associated with the dispute between the International Longshore and Warehouse Union and the Pacific Marine Association.  The positive cash flow generated by operations in the first quarter of the prior year was primarily attributable to the sale of the Cook Bates product line in the prior year.

          Cash consumed by our financing activities was $71,000 during the first three months of the current fiscal year as compared to $4.6 million that was used during the first quarter of the prior fiscal year primarily to reduce outstanding bank borrowings and, to a lesser extent, to repurchase shares of common stock in our open market and private stock repurchase program.

          During fiscal 2002, we funded our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving bank credit line pursuant to which we may borrow up to the lesser of (i) $7 million or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus 46% of the cost of our finished goods inventories and approximately 35% of raw material inventories (the “borrowing base”). Borrowings under the credit facility are payable in monthly interest only installments until the maturity date of the credit line, which is October 1, 2003.  During the first quarter of fiscal 2003, our credit line borrowings bore interest at the bank’s prime rate (4.75% at September 30, 2002), less 0.25%, or at the bank’s LIBOR base rate, plus 2.50%.

          We believe that availability under the credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months.  However, we may seek to take advantage of opportunities to acquire other businesses, should such opportunities arise, or to invest in new product introductions, in which case we may incur borrowings to do so.  At the present time, we are introducing our new Anchor-TiteTM and Go Spot Go® products.

Recent Accounting Pronouncements and EITF Guidance

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation when an existing law or contract requires that the obligation be settled.  The statement requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset.  The capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 will be effective for fiscal years beginning after January 1, 2003, with earlier application encouraged.  Because the Company does not have any asset retirement obligations, no impact on the consolidated financial statements is expected as a result of adopting this statement.

          In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends APB No. 51, “Consolidated Financial Statements”.  SFAS 144 is effective for the Company on September 1, 2002, with early adoption permitted.  The adoption will not have a material impact on the Company’s consolidated financial statements.

          In accordance with EITF Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” the Company reclassified freight out expense from selling, general and administrative expense to cost of sales for all periods presented.

          In addition, the results in the accompanying financial statements reflect the application of the consensus reached by the EITF of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” The change requires a reclassification of certain marketing and promotional expenses from operating expenses (selling expenses) to a reduction in sales.  These changes have no effect on net income or earnings per share.  Prior period financial statements have been reclassified to comply with EITF 00-10 and 01-9.

FORWARD-LOOKING STATEMENTS

          Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future financial performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are estimates of future performance that are based upon current information and that are subject to a number of risks and uncertainties that could cause actual operating results during future periods to differ significantly from those expected at the current time.  Those risks and uncertainties are set forth in detail in Pacer’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 27, 2002.  The risks and uncertainties include, but are not limited to, the following:

          Dependence on Major Customers.  Two customers each represented approximately 15% of our sales volume in the first quarter of fiscal 2003, and our customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected and potentially significant reductions in sales and earnings.

          On January 22, 2002, a long-time major retail customer, Kmart, announced that it had filed for Chapter 11 bankruptcy protection.  The Company made a provision for a potential loss on the amounts due from this customer on sales of products made to it during the second quarter of the previous fiscal year.  Due to the lack of information as to the outcome of the Kmart bankruptcy, there can be no assurances that the actual loss that will be incurred on the Kmart receivables will not exceed management’s current estimate.

          Risks of Foreign Operations.  Our operating results could decline as a result of foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries in Europe, Asia and Latin America where we sell our products and where we obtain some of our raw materials.

          A recent ten-day work stoppage at Southern California ports associated with the labor dispute between the International Longshore and Warehouse Union (“ILWU”) and the Pacific Marine Association (“PMA”) was followed by an injunction under the Taft-Hartley Act ordered by the President of the United States.  The result was that the ILWU returned to work for an eighty-day cooling-off period that expires in December 2002.  During this period, the ILWU and PMA are to continue their contract negotiations.  There can be no assurances that this dispute will be resolved and if not, the conflict could be renewed with greater intensity and consequences.  The lack of a labor contract could affect our ability to receive materials from international sources and could adversely affect our sales and profitability.

          Changes in Business Strategy and Operations.  We sold our California Chemical product line in June 2001 and our Cook Bates product line in September 2001 in order to focus and grow our core adhesives business.  Although these actions will result in a significant decline in our net sales in the first two quarters of the fiscal year ending June 30, 2003, as compared to the prior year, we believe that the sales of these businesses will enable us to improve our profitability.  However, our future profitability could be adversely affected if we are not able to reduce and, thereby, align our future operating costs to match sales levels in future periods or if we are unable to grow and thereby meaningfully increase the revenues of our core adhesives business.

          The forward-looking statements contained in this Report are made only as of this date and Pacer undertakes no obligation to update or revise forward-looking statements, contained in this Report or in our Annual Report on Form 10-K for the year ended June 30, 2002, whether as result of new information, future events or developments or otherwise.

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

ITEM 4.	CONTROLS AND PROCEDURES

          Within the past 90 days, we carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a)	Exhibits:

		Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACER TECHNOLOGY

Dated: November 11, 2002	By:	/s/ RICHARD S. KAY

Richard S. Kay Chairman of the Board of Directors, Chief Executive Officer and President

Dated: November 11, 2002	By:	/s/ LAURENCE R. HUFF

Laurence R. Huff Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Richard S. Kay, Chairman, Chief Executive Officer and President of Pacer Technology, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacer Technology;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ RICHARD S. KAY

Richard S. Kay Chairman of the Board of Directors Chief Executive Officer and President

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Laurence R. Huff, Chief Financial Officer of Pacer Technology, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacer Technology;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ LAURENCE R. HUFF

Laurence R. Huff Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act

E-1