Form 10-Q
period 2002-12-31
PACER TECHNOLOGY
filed 2003-02-12
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2002

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

2,920,121 shares of Common Stock at February 11, 2003

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PACER TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2002	June 30, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$1,068	$1,199
Trade receivables, less allowance for doubtful accounts of $515 and $518, respectively	4,545	5,186
Other receivables	9	442
Inventories, net	4,763	3,387
Prepaid expenses	464	709
Deferred income taxes	347	347

Total current assets	11,196	11,270
Equipment and leasehold improvements, net	1,544	1,262
Cost in excess of assets acquired, net	1,163	1,163
Deferred income taxes	238	238

Total assets	$14,141	$13,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$999	$1,160
Accrued expenses	797	1,020
Current installments of long-term debt	99	100

Total current liabilities	1,895	2,280
Long-term debt, excluding current installments	75	67

Total liabilities	1,970	2,347
Shareholders’ equity:
Common stock, no par value; authorized: 50,000,000 shares; issued and outstanding: 2,920,121 at December 31, 2002 and 2,928,401 at June 30, 2002	7,116	7,157
Retained earnings	5,055	4,429

Total shareholders’ equity	12,171	11,586

Total liabilities and shareholders’ equity	$14,141	$13,933

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	$5,784	$6,886	$12,307	$17,245
Cost of sales	3,994	5,022	8,443	12,443

Gross profit	1,790	1,864	3,864	4,802
Selling, general and administrative expenses	1,395	1,894	2,833	4,117
Restructuring charges	—	123	—	459
Gain on sale of Cook Bates product line	—	—	—	(1,252)

Operating income (loss)	395	(153)	1,031	1,478
Other (income) expense:
Interest (income) expense, net	(1)	11	(2)	142
Other (income) expense, net	(2)	(36)	(3)	(10)

Income (loss) before income taxes	398	(128)	1,036	1,346
Income tax expense (benefit)	157	(58)	410	512

Net income (loss)	$241	$(70)	$626	$834

Net earnings (loss) per share:
Basic earnings (loss) per share	$0.08	$(0.02)	$0.21	$0.27

Diluted earnings (loss) per share	$0.08	$(0.02)	$0.21	$0.27

Weighted average shares outstanding:
Weighted average shares—basic	2,920	3,030	2,921	3,059
Weighted average shares—diluted	2,968	3,030	2,994	3,109

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$626	$834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	205	233
Amortization of other assets	—	111
Allowance for doubtful accounts	(3)	305
Loss on sale/disposition of property and equipment	2	36
Restructuring charges	—	459
Cash received on sale of Cook Bates product line	—	5,341
Gain on sale of Cook Bates product line	—	(1,252)
Changes in operating assets and liabilities, excluding effects of dispositions:
Decrease in trade accounts receivable	644	1,807
Decrease in other receivables	433	847
Increase in inventories, net	(1,376)	(60)
(Increase) decrease in prepaid expenses and other assets	245	(183)
Decrease in deferred income taxes	—	499
Decrease in accounts payable	(161)	(1,047)
Decrease in accrued expenses	(223)	(1,240)

Net cash provided by operating activities	392	6,690

Cash flows from investing activities:
Capital expenditures	(489)	(81)
Proceeds from sale of equipment	—	7

Net cash used in investing activities	(489)	(74)

Cash flows from financing activities:
Payments on long-term debt and revolving line of credit	(51)	(13,857)
Borrowings on long-term debt and revolving line of credit	58	7,171
Repurchase of common stock	(41)	(327)

Net cash used in financing activities	(34)	(7,013)

Net decrease in cash	(131)	(397)
Cash at beginning of period	1,199	471

Cash at end of period	$1,068	$74

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements for the three and six month periods ended December 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which consist of normal recurring adjustments and accruals) necessary to present fairly the Company’s consolidated financial position at December 31, 2002 and 2001 and the consolidated results of its operations for the three and six month periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results that might be expected for a full year or for any other interim periods.

2.      INVENTORIES:

Inventories consisted of the following:

	December 31, 2002	June 30, 2002
	(In thousands)
Raw materials	$2,301	$1,579
Work in process	426	323
Finished goods	2,067	1,505
Less: reserves	(31)	(20)

Inventories, net	$4,763	$3,387

3.    LONG-TERM DEBT:

Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and 35% of its raw material inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.75% as of December 31, 2002) less 0.25%, or at a LIBOR base rate plus 2.50% and are secured by a first priority security interest in all of the Company’s assets. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is October 1, 2003. As of December 31, 2002, no borrowings were outstanding under the credit line and, based on eligible collateral, Pacer had approximately $4.9 million of borrowings available under the credit line.

Pacer also has a credit facility to fund commercial and standby letters of credit and banker’s acceptances in amounts not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line. This credit facility expires on October 1, 2003. As of December 31, 2002, there were no commercial or standby letters of credit or banker’s acceptances outstanding under this facility.

The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of December 31, 2002, Pacer was in compliance with all of these covenants.

4.    COSTS IN EXCESS OF ASSETS ACQUIRED

As of July 1, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statement of income for the quarter and six months ended December 31, 2002, whereas the Company’s statements of operations for the quarter and six months ended December 31, 2001 do contain charges for goodwill amortization expense taken last year.

Had amortization of goodwill been discontinued at July 1, 2001, rather than at July 1, 2002, the reported net income (loss) and earnings (loss) per share for the three and six month periods ended December 31, 2002 and 2001, respectively, would have been as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net income (loss):
Reported net income (loss)	$241	$(70)	$626	$834
Add back: amortization, net of tax	—	30	—	60

Adjusted net income (loss)	$241	$(40)	$626	$894

Earnings (loss) per share—basic:
Reported net income (loss)	$0.08	$(0.02)	$0.21	$0.27
Add back: amortization, net of tax	—	0.01	—	0.02

Adjusted net income (loss)	$0.08	$(0.01)	$0.21	$0.29

Earnings (loss) per share—diluted:
Reported net income (loss)	$0.08	$(0.02)	$0.21	$0.27
Add back: amortization, net of tax	—	0.01	—	0.02

Adjusted net income (loss)	$0.08	$(0.01)	$0.21	$0.29

SFAS 142 also requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. We have determined that the Company has a single reporting unit.

We have completed the first step of the transitional goodwill impairment test, which involved an assessment of the fair value of the Company and a comparison of that value to the Company’s carrying value. In determining fair value, we considered the guidance in SFAS 142, including the Company’s market capitalization, discounted cash flows and other indicators of fair value. Based on this analysis, we have determined that the fair value of the net assets of the Company exceed their carrying value and, therefore, that no goodwill impairment has occurred and no impairment charge is required to be taken.

5.    RECLASSIFICATION:

In accordance with EITF Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” we reclassified freight out expense from selling, general and administrative expense to cost of sales for all periods presented.

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

	Three Months Ended December 31, 2001	Six Months Ended December 31, 2001
	(In thousands)
Sales before reclassification	$7,178	$17,957
Reclassification of promotional & advertising expenses	(292)	(712)

Sales, as reported	$6,886	$17,245

Cost of sales before reclassification	$4,790	$12,443
Reclassification of freight expense	232	—

Cost of sales, as reported	$5,022	$12,443

SG&A expenses before reclassification	$2,418	$4,829
Reclassification of promotional & advertising expenses and freight expenses	(524)	(712)

SG&A expenses, as reported	$1,894	$4,117

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

7.    RECENT ACCOUNTING PRONOUNCEMENTS:

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends APB No. 51, “Consolidated Financial Statements”. SFAS 144 became effective for the Company on July 1, 2002. SFAS 144 was adopted and did not have any material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Accounting Policies and Estimates

In accordance with generally accepted accounting principles, as applied in the United States (“GAAP”), we record our assets at the lower of cost or fair market value. In determining the fair market value of some of our assets, principally accounts receivable, inventories, and costs in excess of net assets of acquired businesses (commonly known as “goodwill”), we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside our control and if events or circumstances change, GAAP may require us to adjust the earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of assets involved.

It is our practice to establish reserves or allowances against which we are able to charge downward adjustments or “write-downs” in the fair market value of those of our assets that are likely to fluctuate in value. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. With respect to other assets we write down their fair market value directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair market value. Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statements of operations in the periods when those reserves or allowances are established or those write-downs are recorded. As a result, our judgments, estimates and assumptions about future events, and changes in circumstances or in the conditions on which those estimates were based, can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

In making our estimates and assumptions, we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair market value of those assets and to establish adequate reserves or allowances for changes in circumstances or events that would require write downs in the value of those assets. Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition and the Allowance for Product Returns.    The Company recognizes revenue from the sale of its products upon shipment to its customers. The Company provides its customers with limited rights to return products and establishes an allowance for product returns based on historical experience with returns of like products.

Accounts Receivable and the Allowance for Doubtful Accounts.    In the normal course of business we extend 30 to 60-day payment terms to our customers. We regularly review our customers’ accounts and estimate the amount of an allowance for uncollectible amounts or “receivables” in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid accounts, reviews of significant past due accounts, and economic conditions that may affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. For example, if economic conditions or the financial conditions of customers were to deteriorate, adversely affecting their ability to make payments, increases in the allowance might be required. Since the allowance is created by recording a charge against income, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

Costs in Excess of Assets Acquired.    The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, and upon adoption through a transitional impairment test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. For purposes of this impairment test, the Company is considered to have only one reporting unit. We have completed the first step of the transitional goodwill impairment test and have determined that the fair value of our net assets exceed the carrying value of those assets and that, as a result, no goodwill impairment has occurred and it will not be necessary to record an impairment charge.

Results of Operations

The following table presents significant line items from the Company’s statements of operations for the three and six month periods ended December 31, 2002 and 2001, as a percentage of our net sales in those periods:

	Three Months Ended December 31,			Six Months Ended December 31,
	2002	2001		2002	2001
Net sales	100.0%	100.0%		100.0%	100.0%
Gross profit	30.9%	27.1%		31.4%	27.8%
Selling, general and administrative expenses	24.1%	27.5%		23.0%	23.9%
Restructuring charges	—	1.8%		—	2.7%
Gain on sale of Cook Bates product line	—	—		—	(7.2)%
Operating income (loss)	6.8%	(2.2	)%(1)	8.4%	8.6	%(2)
Interest (income) expense, net	—	—		—	0.8%
Income (loss) before income taxes	6.9%	(1.9)%		8.4%	7.8%
Net income (loss)	4.2%	(1.0)%		5.1%	4.8%

(1)	If the restructuring charges were to be eliminated, the operating loss would have represented 0.4% of net sales in the quarter ended December 31, 2001.
(2)	If the restructuring charges and the gain on the Cook Bates sale were to be eliminated, operating income would have represented 4.0% of net sales in the six months ended December 31, 2001.

Net Sales.    Net sales for the quarter ended December 31, 2002 were $5.8 million as compared to $6.9 million for the same quarter in the prior year. Net sales for the six months ended December 31, 2002 were $12.3 million, a $4.9 million decrease from the $17.2 recorded in the first six months of fiscal 2002. These decreases, which were expected, were primarily the result of the sale of the Cook Bates product line in the first quarter of fiscal 2002. This product line accounted for sales of $1.0 million and $5.3 million in the three and six months ended December 31, 2001, respectively, as compared to no Cook Bates sales in the quarter and six months ended December 31, 2002. Adhesive sales decreased by $67,000 or 1.1% in the three months ended December 31, 2002 and increased by $411,000 or 3.5% in the first six months of the current year over the respective corresponding periods of the prior year.

Gross Profit.    Our gross profit for the quarter ended December 31, 2002 was $1.8 million, or 30.9% of net sales versus $1.9 million, or 27.1% of net sales in the same period in the prior year. For the six months ended December 31, 2002, our gross profit was $3.9 million or 31.4% of net sales as compared to $4.8 million or 27.8% of net sales for the same six months of the prior fiscal year. The increases in gross profit percentages were due primarily to improved raw material sourcing and, to a lesser extent, to a favorable shift in product mix associated with the introduction of new higher margin products and the disposition of our lower margin nail care product lines.

Selling, general and administrative.    Selling, general and administrative expenses (“SG&A”), exclusive of restructuring charges, declined by $499,000 in the quarter ended December 31, 2002 to $1.4 million or 24.1% of net sales from $1.9 million or 27.5% of net sales in the same quarter of the prior year. For the six month period ended December 31, 2002, SG&A expenses were $2.8 million or 23.0% of net sales as compared to $4.1 million or 23.9% of net sales for the same six month period in the prior year. SG&A expenses in the quarter and six months ended December 31, 2001 included a provision for a potential loss on receivables due from Kmart, a long-time major retail customer that filed for Chapter 11 bankruptcy protection on January 22, 2002. Current year administrative expenses were favorably impacted by workforce reductions that were the result of the sale of the Cook Bates product line and the restructuring program described below.

Restructuring Charges.    During fiscal 2002, we implemented a restructuring program to bring our operating costs in line with our operations following the sales of our nail care product lines. That program included the consolidation of operations, formerly conducted at multiple facilities, into our primary manufacturing facility in Rancho Cucamonga, California. We incurred restructuring charges of $123,000 and $459,000 during the three and six month periods ended December 31, 2001, respectively.

Gain on Sale of Cook Bates Product Line.    We sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) for $5.3 million cash. That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000. In connection with the sale, we recorded a net gain of $1.3 million or 7.2% of net sales, which is included in operating income in the accompanying statement of operations for the six months ended December 31, 2001.

Operating Income (Loss).    Operating income in the quarter ended December 31, 2002 was $395,000, or 6.8% of net sales, as compared to an operating loss of $153,000 or 2.2% of net sales, for the same quarter of the prior year. In the six months ended December 31, 2002, operating income was $1.0 million, or 8.4% of net sales, as compared to operating income of $1.5 million, or 8.6% of net sales, in the same six month period of the prior year. If the restructuring charges and the gain on the Cook Bates sale were eliminated, our operating loss for the quarter ended December 31, 2001 would have been $30,000 or 0.4% of net sales and our operating income for the six months ended December 31, 2001 would have been $685,000 or 4.0% of net sales.

Net Income (Loss).    We generated net income of $241,000 in the quarter ended December 31, 2002, as compared to a net loss of $70,000 in the same quarter of 2001. That improvement was due primarily to the increase in gross margin and the reduction in selling, general and administrative expenses in this year’s second quarter, as compared to the same quarter of 2001. Also contributing to the net loss in the prior year’s second quarter were $123,000 of restructuring charges. We generated net income of $626,000 in the six months ended December 31, 2002, as compared to net income of $834,000 in the six months ended December 31, 2001. However, operating results for the six months ended December 31, 2001 included a pre-tax gain of $1.3 million on the sale of the Cook Bates product line and restructuring charges of $459,000.

Liquidity and Capital Resources

Net cash used in all activities during the six month period ended December 31, 2002 was $131,000, compared to $397,000 during the same period of the prior year.

Cash provided by operations during the first six months of the current fiscal year totaled $392,000. Contributing to the cash provided by operations were net income and strong accounts receivable collections, which were partially offset by an increase in inventories in anticipation of the West Coast Dockworkers Strike that was averted in December 2002. Operations generated $6.7 million of cash in the six months ended December 31, 2001, attributable primarily to the sale of the Cook Bates product line.

Cash used in investing activities during the six months ended December 31, 2002 was $489,000 as compared to $74,000 during the corresponding period of the prior year due to an increase in capital expenditures.

Financing activities used cash of $34,000 during the first six months of the current fiscal year, primarily to fund open market purchases of our common stock. By comparison, during the first six months of fiscal 2001, financing activities used $7.0 million primarily to reduce outstanding bank borrowings and, to a lesser extent, to repurchase shares of common stock in our open market and private stock repurchase program.

During fiscal 2002, we funded our working capital requirements primarily with a combination of internally generated funds and borrowings under a revolving bank credit line pursuant to which we may borrow up to the lesser of (i) $7 million or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus 46% of the cost of our finished goods inventories and approximately 35% of raw material inventories (the “borrowing base”). Borrowings under the credit facility are payable in monthly interest only installments until the maturity date of the credit line, which is October 1, 2003. During the six months ended December 31, 2002, our credit line borrowings bore interest at the bank’s prime rate (4.75% at December 31, 2002), less 0.25%, or at the bank’s LIBOR base rate, plus 2.50%. As of February 11, 2003, no borrowings were outstanding under our credit line and at December 31, 2002, based on eligible collateral, we had unused credit of $4.9 million available for future borrowings under that credit line.

We believe that availability under the credit line, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements through October 1, 2003 at which time our credit agreements expire. We plan to extend the existing agreements under similar terms and conditions and do not foresee any complications. In addition, we may seek to take advantage of opportunities to acquire other businesses, should such opportunities arise, or to invest in new product introductions, in which case we may incur borrowings to do so.

Recent Accounting Pronouncements and EITF Guidance

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends APB No. 51, “Consolidated Financial Statements”. SFAS 144 became effective for the Company on July 1, 2002. SFAS 144 was adopted and did not have any material impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December

15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of FAS 148 is not expected to have a material impact on the Company’s consolidated balance sheet or results of operations.

In accordance with EITF Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” we reclassified freight out expense from selling, general and administrative expense to cost of sales for all periods presented.

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

Dependence on Major Customers.    Two customers each represented more than 10% of our sales volume in the first half of fiscal 2003, and our customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected and potentially significant reductions in sales and earnings.

On January 22, 2002, a long-time major retail customer, Kmart, announced that it had filed for Chapter 11 bankruptcy protection. The Company established a reserve for a potential loss on accounts receivable due from this customer on sales of products made to it during the second quarter of the previous fiscal year. Due to the lack of information as to the outcome of the Kmart bankruptcy, there can be no assurances that the actual loss that will be incurred on the Kmart receivables will not exceed management’s current estimate of the amount of the receivables that will prove to be uncollectible.

Risks of Foreign Operations.    Our operating results could decline as a result of war, economic disruption or foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in the countries in Europe, Asia and Latin America where we sell our products and where we obtain some of our raw materials.

Changes in Business Strategy and Operations.    We sold our California Chemical product line in June 2001 and our Cook Bates product line in September 2001 in order to focus and grow our core adhesives business. Although these actions resulted in a significant decline in our net sales in the first half of the fiscal year ending June 30, 2003, as compared to the prior year, we believe that the sales of these businesses will enable us to improve our profitability. However, our future profitability could be adversely affected if we are not able to reduce and, thereby, align our future operating costs to match sales levels in future periods or if we are unable to grow and thereby meaningfully increase the revenues of our core adhesives business.

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

Within the past 90 days, we carried out an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pacer’s 2002 Annual Meeting of Shareholders was held on November 19, 2002. The only matter submitted to a vote of the shareholders at that Meeting was the election of five directors to serve until the next Annual Shareholders Meeting, which is currently scheduled to be held on November 18, 2003.

The election of directors was uncontested. As a result, all five of the nominees of the Board of Directors, who are named below, were elected and there were no broker non-votes. The results of the voting in the election of directors were as follows:

Nominee	Votes “For”	Votes Withheld
Ellis T. Gravette	2,709,468	63,420
Carl E. Hathaway	2,705,704	67,184
John G. Hockin II	2,604,058	168,830
Richard Kay	2,655,707	117,131
D. Stephen Antion	2,678,258	94,630

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACER TECHNOLOGY

Dated: February 11, 2003	By:	/s/ RICHARD S. KAY
Richard S. Kay
Chairman of the Board of Directors, Chief Executive Officer and President

Dated: February 11, 2003	By:	/s/ LAURENCE R. HUFF
Laurence R. Huff
Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Richard S. Kay, Chairman, Chief Executive Officer and President of Pacer Technology, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacer Technology;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or fail to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	By:	/s/ RICHARD S. KAY
Richard S. Kay Chairman, Chief Executive Officer and President

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Laurence R. Huff, Chief Financial Officer of Pacer Technology, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pacer Technology;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or fail to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	By:	/s/ LAURENCE R. HUFF
Laurence R. Huff Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act

Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act

E-1