Form 10-Q
period 2003-03-30
PACER TECHNOLOGY
filed 2003-05-15
CIK 275866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,919,851 shares of Common Stock at May 13, 2003

PACER TECHNOLOGY
QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2003

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2003	June 30, 2002

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$1,279	$1,199
Trade receivables, less allowance for doubtful accounts of $644 and $518, respectively	4,962	5,186
Other receivables	6	442
Inventories	4,283	3,387
Prepaid expenses	667	709
Deferred income taxes	378	347

Total Current Assets	11,575	11,270

Equipment and leasehold improvements, net	1,538	1,262
Cost in excess of net assets acquired	1,163	1,163
Deferred income taxes	106	238

Total Assets	$14,382	$13,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$815	$1,160
Accrued expenses	857	1,020
Current installments of long-term debt	93	100

Total Current Liabilities	1,765	2,280
Long-term debt, excluding current installments	52	67

Total Liabilities	1,817	2,347

SHAREHOLDERS’ EQUITY:
Common stock, no par value; Authorized: 50,000,000 shares; issued and outstanding: 2,919,851 shares at March 31, 2003 and 2,928,401 shares at June 30, 2002	7,115	7,157
Retained earnings	5,450	4,429

Total shareholders’ equity	12,565	11,586

Total Liabilities and Shareholders’ Equity	$14,382	$13,933

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended March 31,		Nine-Months Ended March 31,

	2003	2002	2003	2002

Net sales	$6,566	$6,567	$18,873	$23,813
Cost of sales	4,412	4,574	12,856	17,017

Gross profit	2,154	1,993	6,017	6,796
Selling, general and administrative expenses	1,519	1,452	4,351	5,570
Restructuring charges	—	12	—	472
Gain on sale of Cook Bates product line	—	—	—	(1,252)

Operating income	635	529	1,666	2,006
Other (income) expenses:
Interest (income) expense, net	—	1	(2)	142
Other income, net	(1)	(22)	(4)	(32)

	(1)	(21)	(6)	110

Income before income taxes	636	550	1,672	1,896
Income tax expense	241	197	651	709

Net income	$395	$353	$1,021	$1,187

Per Share Data:
Basic Earnings Per Share	$0.14	$0.12	$0.35	$0.39

Weighted Average Shares – Basic	2,920	2,999	2,921	3,039

Diluted Earnings Per Share	$0.13	$0.11	$0.34	$0.38

Weighted Average Shares – Diluted	2,988	3,100	3,003	3,116

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine-Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$1,021	$1,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	309	362
Amortization of other assets	—	169
Loss on sale of equipment	3	63
Increase in allowance for doubtful accounts	126	247
Decrease in deferred income taxes	101	499
Restructuring charges	—	472
Gain on sale of Cook Bates product line	—	(1,252)
Cash received on sale of Cook Bates product line	—	5,341
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	98	3,311
Decrease in other receivables	436	858
(Increase) decrease in inventories	(896)	47
(Increase) decrease in prepaid expenses and other assets	42	(213)
Decrease in accounts payable	(345)	(1,150)
Decrease in accrued expenses	(163)	(897)

Net cash provided by operating activities	732	9,044

Cash Flows From Investing Activities:
Capital expenditures	(596)	(213)
Proceeds from sales of equipment	8	27

Net cash used in investing activities	(588)	(186)

Cash Flows From Financing Activities:
Payments on long-term debt and revolving line of credit	(22)	(15,396)
Borrowings on long-term debt and revolving line of credit	—	7,732
Repurchase of common stock	(42)	(430)

Net cash used in financing activities	(64)	(8,094)

Net increase in cash	80	764
Cash at beginning of period	1,199	471

Cash at end of period	$1,279	$1,235

See accompanying notes to unaudited consolidated financial statements.

PACER TECHNOLOGY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS:

          The consolidated financial statements for the three and nine month periods ended March 31, 2003 and 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments (which consist of normal recurring adjustments and accruals) necessary to present fairly the Company’s consolidated financial position at March 31, 2003 and 2002 and the consolidated results of its operations for the three and nine month periods then ended have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission.  The results of operations for the three and nine month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results that might be expected for a full year or for any other interim periods.

2.   STOCK-BASED COMPENSATION:

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“FAS 123”).  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002.  The Company adopted FAS 148 as of January 1, 2003 through its continued application of the intrinsic value method of accounting under APB 25.  Financial statement disclosures of the effect on net income and earnings per share if fair value provisions of FAS 148 had been applied are set forth below.

          Pacer has several stock-based employee compensation plans and accounts for these plans under the recognition and measurement principles of APB 25.  No stock based employee compensation costs are reflected in net earnings, as all options granted under these plans had exercise prices that were equal to or greater than the market value of the common stock on their respective dates of grant.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

	(In thousands)
Net income, as reported	$395	$353	$1,021	$1,187
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(20)	(61)	(59)	(160)

Pro forma net income	$375	$292	$962	$1,027

Earnings per share:
Basic – as reported	$0.14	$0.12	$0.35	$0.39
Weighted Average Shares – Basic	2,920	2,999	2,921	3,039
Diluted – as reported	$0.13	$0.11	$0.34	$0.38
Weighted Average Shares – Diluted	2,988	3,100	3,003	3,116
Basic – pro forma	$0.13	$0.10	$0.33	$0.34
Weighted Average Shares – Basic	2,920	2,999	2,921	3,039
Diluted – pro forma	$0.12	$0.09	$0.32	$0.32
Weighted Average Shares – Diluted	3,020	3,160	3,039	3,201

3.   INVENTORIES:

          Inventories consisted of the following at:

	March 31, 2003	June 30, 2002

	(In thousands)
Raw materials	$2,022	$1,579
Work-in-process	406	323
Finished goods	1,882	1,505
Less: reserves	(27)	(20)

Total inventories, net	$4,283	$3,387

4.   LONG-TERM DEBT:

          Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and 35% of its raw material inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.25% as of March 31, 2003) less 0.25%, or at a LIBOR base rate plus 2.50% and are secured by a first priority security interest in all of the Company’s assets.  Pacer is required to make monthly interest only payments on any outstanding borrowings until the maturity date of the credit line, which is October 1, 2003. As of March 31, 2003, no borrowings were outstanding under the credit line and, based on eligible collateral, Pacer had approximately $5.0 million of borrowings available under the credit line.

          Pacer also has a credit facility to fund commercial and standby letters of credit and banker’s acceptances in amounts not to exceed $1.5 million in the aggregate.  Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line.  This credit facility expires on October 1, 2003. As of March 31, 2003, there were no commercial or standby letters of credit or banker’s acceptances outstanding under this facility.

          The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of March 31, 2003, Pacer was in compliance with all of these covenants.

5.   COSTS IN EXCESS OF ASSETS ACQUIRED:

          As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.”  In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002.  As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of income for the quarter and nine months ended March 31, 2003, whereas the Company’s statements of income for the quarter and nine months ended March 31, 2002 do contain charges for goodwill amortization expense taken last year.

          Had amortization of goodwill been discontinued at July 1, 2001, rather than at July 1, 2002, the reported net income and earnings per share for the three and nine month periods ended March 31, 2003 and 2002, respectively, would have been as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2003	2002	2003	2002

	(In thousands)
Net income
Reported net income	$395	$353	$1,021	$1,187
Add back: amortization, net of tax	—	37	—	106

Adjusted net income	$395	$390	$1,021	$1,293

Earnings per share – basic
Reported net income	$0.14	$0.12	$0.35	$0.39
Add back: amortization, net of tax	—	0.01	—	0.04

Adjusted net income	$0.14	$0.13	$0.35	$0.43

Earnings per share – diluted
Reported net income	$0.13	$0.11	$0.34	$0.38
Add back: amortization, net of tax	—	0.01	—	0.03

Adjusted net income	$0.13	$0.12	$0.34	$0.41

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

          The Company has completed the transitional goodwill impairment tests, which involved an assessment of the fair value of the Company and a comparison of that value to the Company’s carrying value.  In determining fair value, the Company considered the guidance in SFAS 142, including the Company’s market capitalization, discounted cash flows and other indicators of fair value.  Based on this analysis, the Company determined that the fair value of the net assets of the Company exceeded their carrying value and, therefore, that no goodwill impairment had occurred and no impairment charge was required to be taken.

6.   RECLASSIFICATION:

          The results in the accompanying financial statements reflect the application of the consensus reached by the Emerging Issues Task Force (“EITF”) of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” The change requires a reclassification of certain marketing and promotional expenses from operating expenses (selling expenses) to a reduction in sales. The changes have no effect on net income or earnings per share. Prior period financial statements have been reclassified (see table below) to comply with EITF 01-9.

	Three Months Ended March 31,	Nine Months Ended March 31,

	2002	2002

	(In thousands)
Sales before reclassification	$6,775	$24,731
Reclassification of promotional & advertising expenses	(208)	(918)

Sales, as reported	$6,567	$23,813

SG&A expenses before reclassification	$1,660	$6,488
Reclassification of promotional & advertising expenses	(208)	(918)

SG&A expenses, as reported	$1,452	$5,570

7.   COMMITMENTS AND CONTINGENCIES:

          The Company has sales agreements with many of its customers that contain pricing terms, including the amounts of promotional and cooperative advertising allowances that Pacer will provide to those customers.  In many instances the promotional and cooperative allowances in those agreements are established at fixed dollar amounts, rather than varying with the volume of the customer’s purchases of products from Pacer and, therefore, those allowances represent commitments on the part of Pacer to such customers.

          Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without material effect on Pacer’s financial position or results of operations.

8.   RECENT ACCOUNTING PRONOUNCEMENTS:

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

          Receipt by Pacer of Acquisition Proposal

          As previously reported, Pacer has received a preliminary proposal from CYAN Investments, LLC (“Cyan”), to acquire all of the outstanding shares of common stock of Pacer not already owned by Cyan for $6.00 per share in cash. Cyan, which is owned by E.T. Gravette Jr., who is a former member of the Board of Directors of Pacer, and G. Jeffrey Records, Jr., has reported that it owns, beneficially, 783,260 shares, or 26.8%, of Pacer’s common stock. As also previously reported, Pacer’s Board of Directors has appointed a Special Committee, comprised solely of independent directors, to consider the Cyan proposal and to assess the appropriate courses of action available to the Company.  The Special Committee has begun the process of considering the Cyan proposal and it will proceed in a timely and orderly manner to consider that proposal and the alternative courses of action available to the Company.   The Special Committee has engaged Houlihan Lokey Howard & Zukin as its financial advisor to assist it with its review and in assessing the appropriate course of action that is in the best interests of Pacer and its shareholders (other than Cyan).  Neither the Special Committee nor the Board of Directors has made any decisions whatsoever with respect to that proposal and there is no assurance that a transaction between the Company and Cyan will be consummated. Pacer expects that the process of reviewing and evaluating the Cyan proposal will result in an increase in its general and administrative expenses.

          Accounting Policies and Estimates

          In accordance with generally accepted accounting principles, as applied in the United States (“GAAP”), we record our assets at the lower of cost or fair market value.  In determining the fair market value of our accounts receivable, inventories, and costs in excess of net assets of acquired businesses (commonly known as “goodwill”), we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that may affect our ability to collect our accounts receivable or sell our inventories.  Those judgments, estimates and assumptions are based on current information available to us at the time they are made.  Many of those events and circumstances, however, are outside our control and if events or circumstances change, GAAP may require us to adjust the earlier estimates that are affected by those changes.  Any downward adjustments are commonly referred to as “write-downs” of assets involved.

          Additionally, decisions of when adjustments of this nature should be made also sometimes requires an assessment or prediction of the effects on financial performance, or the duration, of new events or changes in circumstances.  It is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for their effects to become recognizable or determinable.

          It is our practice to establish reserves or allowances against which we are able to charge downward adjustments or “write-downs” in the fair market value of those of our assets that are likely to fluctuate in value.  Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence.  With respect to other assets, we write down their fair market value directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair market value.  Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statements of income in the periods when those reserves or allowances are established or those write-downs are recorded.  As a result, our judgments, estimates and assumptions about future events, and changes in circumstances or in the conditions on which those estimates were based, can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

          Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 30 to 60-day payment terms to our customers.  We regularly review our customers’ accounts and estimate the amount of an allowance for uncollectible amounts or “receivables” in each reporting period.  The amount of that allowance is based on several factors, including the age of unpaid accounts, reviews of significant past due accounts, and economic conditions that may affect the ability of customers to keep their accounts current.  Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known.  For example, if economic conditions or the financial condition of customers were to deteriorate, adversely affecting their ability to make payments, increases in the allowance might be required.  Since the allowance is created by recording a charge against income, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

          Costs in Excess of Assets Acquired.  The Company adopted SFAS No. 142 in the first quarter of fiscal 2003.  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, and upon adoption through a transitional impairment test.  Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any.  For purposes of this impairment test, the Company is considered to have only one reporting unit. We have completed the transitional goodwill impairment tests and have determined that the fair value of our net assets exceeded the carrying value of those assets and that, as a result, no goodwill impairment had occurred and it was not be necessary to record an impairment charge.

          Stock-Based Compensation.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”  (“FAS 123”).  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002.  The Company adopted FAS 148 as of January 1, 2003 through its continued application of the intrinsic value method of accounting under APB 25.

Results of Operations

          The following table presents selected line items from the Company’s statements of income for the three-month and nine-month periods ended March 31, 2003 and 2002 as a percentage of net sales:

	Three-Months Ended March 31,			Nine-Months Ended March 31,

	2003	2002		2003	2002

Net sales	100.0%	100.0%		100.0%	100.0%
Gross profit	32.8%	30.4%		31.9%	28.5%
Selling, general and administrative expenses	23.1%	22.1%		23.1%	23.4%
Restructuring charges	—%	0.2%		—%	2.0%
Gain on sale of Cook Bates product line	—%	—%		—%	5.3%
Operating income	9.7%	8.1	%(1)	8.8%	8.4	%(2)
Interest (income) expense, net	—%	—%		—%	0.6%
Other income, net	—%	(0.3)%		(0.1)%	(0.1)%
Income before income taxes	9.7%	8.4	%(1)	8.9%	7.9	%(2)
Net income	6.0%	5.4%		5.4%	5.0%

(1)	If restructuring charges were to be eliminated, operating income and income before income taxes would have represented 8.2% and 8.6%, respectively, of net sales in the quarter ended March 31, 2002.
(2)

If restructuring charges and the gain on the sale of the Cook Bates product line were to be eliminated, operating income and income before income taxes would have represented 5.1% and 4.7%, respectively, of net sales in the nine months ended March 31, 2002.

          Net sales.  Net sales for the quarter ended March 31, 2003 were $6.6 million, unchanged from the $6.6 million for the same quarter in the prior year.  Sales for the nine-months ended March 31, 2003 were $18.9 million, a 20.7% decrease from the $23.8 million recorded in the first nine-months of fiscal 2002.  That decrease, which was expected, was primarily the result of the sale of the Cook Bates product line in the first quarter of fiscal 2002.  The Cook Bates product line accounted for $5.4 million of sales in the nine months ended March 31, 2002, as compared to no sales in the nine months ended March 31, 2003.  Adhesive sales increased by $22,000 or 0.3% in the third quarter, and by $434,000 or 2.4% in the first nine months, of the current year over the respective corresponding periods of the prior year.

          Gross profit.  Our gross margin improved to 32.8% in the quarter ended March 31, 2003 from 30.4% for the same period in the prior year.  For the nine-months ended March 31, 2003 our gross margin was 31.9% as compared to 28.5% for the same nine months of the prior fiscal year.  These improvements in gross margin were attributable to a number of factors, including improved operating efficiencies that resulted from the sale of our nail care businesses, reductions in raw material costs and a favorable shift in product mix.

          Selling, general and administrative expenses.  Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2003 were $1.5 million, unchanged from the $1.5 million in the same quarter of the prior year. However, as a percentage of net sales, SG&A increased to 23.1% in the quarter ended March 31, 2003, from 22.1% in the same quarter of 2002, primarily as a result of a charge of $84,000 taken to increase the reserves previously established for a potential loss on accounts receivable due from K-Mart, which filed for Chapter 11 bankruptcy protection on January 22, 2002.  For the nine-months ended March 31, 2003, SG&A expenses declined to $4.4 million, and as a percentage of net sales to 23.1%, from $5.6 million and 23.4%, respectively, in the nine months ended March 31, 2002.  Current year administrative expenses have been favorably impacted by workforce reductions that were the result of the sale of the Cook Bates product line and the restructuring program described below.

          Restructuring charges.  During fiscal 2002, we implemented a restructuring program to bring our operating costs in line with our operations following the sales of our nail care product lines.  That program included the consolidation of operations, formerly conducted at multiple facilities, into our primary manufacturing facility in Rancho Cucamonga, California.  In connection with that program, which has now been completed, we incurred restructuring charges of $12,000 and $472,000 during the three and nine months periods ended March 31, 2002, respectively.

          Gain on sale of Cook Bates product line.  During the first quarter of fiscal 2002, we sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) for $5.3 million cash.  That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000.  In connection with the sale, we recorded a net gain of $1.3 million or 5.3% of net sales, which is included in operating income in the accompanying statement of income for the nine months ended March 31, 2002.

          Operating income.  In the quarter ended March 31, 2003, income from operations totaled $635,000 or 9.7% of net sales, as compared to $529,000, or 8.1% of net sales, in the same quarter of the prior fiscal year.  For the nine-months ended March 31, 2003, income from operations totaled $1.7 million or 8.8% of net sales compared to $2.0 million, or 8.4% of sales for the nine months ended March 31, 2002, of which $1.3 million, or 5.3% of net sales, represented the gain on the sale of the Cook Bates product line in the first quarter fiscal 2002.   Excluding that gain, and the $472,000 restructuring charge discussed above (which represented 2.0% of net sales), operating income for the nine-months ended March 31, 2002 would have been $1.2 million or 5.1% of net sales.

          Interest (income) expense, net.  Interest expense in the quarter ended March 31, 2003 was unchanged from the same quarter of 2002.  For the nine months ended March 31, 2003 interest expense decreased by $144,000, when compared to the corresponding nine months of the prior fiscal year.  The decrease was primarily due to a reduction in outstanding bank borrowings, funded primarily with the proceeds from the sale of the Cook Bates product line, and lower interest rates due to declining market rates of interest.

          Net income. We generated net income of $395,000, or 6.0% of net sales, in the quarter ended March 31, 2003, as compared to $353,000, or 5.4% of net sales, in the same quarter of 2002.  That improvement was due primarily to the increase in gross margin in the quarter ended March 31, 2003 compared to the same quarter of 2002.  We generated net income of $1.0 million, or 5.4% of net sales, in the nine months ended March 31, 2003, as compared to net income of $1.2 million, or 5.0% of net sales, in the nine months ended March 31, 2002.  However, operating results for the nine months ended March 31, 2002 included a pre-tax gain of $1.3 million on the sale of the Cook Bates product line and restructuring charges of $472,000.

Liquidity and Capital Resources

          Net cash provided by all activities during the nine-months ended March 31, 2003 was $80,000, compared to net cash provided of $764,000 during the first nine-months of the prior year which included the effect of the sale of the Cook Bates product line.

          Cash provided by operations during the nine-months ended March 31, 2003 was $732,000 compared to cash provided of $9.0 million during the corresponding period of the prior year.  Cash provided by operations in the prior year included the receipt of the cash proceeds from the sale of the Cook Bates product line in September 2001 and a $3.3 million reduction in accounts receivable, due in large part, to the collection of accounts receivable from holiday sales of Cook Bates products.

          Cash used in investing activities during the nine-months ended March 31, 2003 was $588,000 as compared to $186,000 during the corresponding period of the prior year due to an increase in capital expenditures related to production fill equipment.

          Cash used in financing activities was $64,000 during the first-nine months of fiscal year 2003 as compared to $8.1 million during the same period of the prior year, which included the use of cash generated by the Cook Bates sale to reduce outstanding bank borrowings and to repurchase common shares in our open market and private stock repurchase program and an odd-lot share repurchase program.

          During fiscal 2003, we funded our working capital requirements primarily with internally generated funds and borrowings under a revolving bank credit line pursuant to which we may borrow up to the lesser of (i) $7 million or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus 46% of the cost of our finished goods inventories and approximately 35% of raw material inventories (the “borrowing base”). Borrowings under the credit facility are payable in monthly interest only installments until the maturity date of the credit line, which is October 1, 2003.  During the nine months ended March 31, 2003, our credit line borrowings bore interest at the bank’s prime rate (4.25% at March 31, 2003), less 0.25%, or at the bank’s LIBOR base rate, plus 2.50%.  As of March 31, 2003, no borrowings were outstanding under our credit line and at March 31, 2003, based on eligible collateral, we had unused credit of $5.0 million available for future borrowings under that credit line.

          We believe that internally generated funds, together with available borrowings under the credit line, will be sufficient to enable us to meet our working capital and other cash requirements through the October 1, 2003 maturity date of our existing bank credit line.  We plan to seek, and we currently expect to be able to obtain, an extension of our existing bank line of credit.  In addition, we may seek to take advantage of opportunities to acquire other businesses, should such opportunities arise, or to invest in new product introductions, in which case we may incur borrowings to do so.

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

          In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based   Compensation”  (“FAS 123”).  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.  The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002.  As of March 31, 2003, the Company adopted FAS 148 through continued application of the intrinsic value method of accounting under APB 25, and enhanced financial statement disclosures of the effect on net income and earnings per share if fair value provisions of FAS 148 had been applied.  See Note 2 to the Company’s Consolidated Financials Statements contained in Item 1 above of this Report.

          The results in the accompanying financial statements reflect the application of the consensus reached by the EITF of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products.” The change requires a reclassification of certain marketing and promotional expenses from operating expenses (selling expenses) to a reduction in sales. The changes have no effect on net income or earnings per share. Prior period financial statements have been reclassified to comply with EITF 01-9.

Forward-looking Statements

          Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or our financial condition or trend in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).  Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial condition or financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time.  Discussions of those risks and uncertainties are set forth in detail in Pacer’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002 filed with the Securities and Exchange Commission on September 27, 2002 and in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and readers of this Report are urged to review those discussions.  The risks and uncertainties include, but are not limited to the following:

          Dependence on Major Customers.  Two customers each represent more than 10% of our sales volume in the first nine months of fiscal 2003, and other customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected, and possibly significant reductions in sales and earnings.

          On January 22, 2002, a long-time major retail customer, K-Mart, announced that it had filed for Chapter 11 bankruptcy protection.  The Company established a reserve for a potential loss on accounts receivable due from this customer on sales of products made to it during the second quarter of the previous fiscal year.  Due to the lack of information as to the outcome of the K-Mart bankruptcy, there can be no assurances that the actual loss that will be incurred on the K-Mart receivables will not exceed management’s current estimate of the amount of the receivables that will prove to be uncollectible.

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

          Receipt of Acquisition Proposal.   As discussed above in this Report, Pacer recently received a preliminary proposal from CYAN Investments, LLC (“Cyan”), to acquire all of the outstanding shares of common stock of Pacer not already owned by Cyan for $6.00 per share in cash.  One of the principal owners of Cyan is Ellis T. Gravette, Jr., who is a former member of the Company’s board of directors.  We believe that the announcement of that proposal has contributed to a recent increase in the market price of Pacer’s shares.  A Special Committee of the Board of Directors, with the assistance of an outside financial advisor is reviewing that proposal and in assessing the appropriate course of action that is in the best interests of Pacer and its shareholders (other than Cyan), including possible alternatives to such a transaction.  There is no assurance that a transaction between the Company and Cyan will be consummated or will lead to an alternative transaction involving the Company and the price of the Company’s shares may decline if no transaction is consummated.  In addition, as is reported below in Item 1 of Part II of this Report, the Company has learned that a putative plaintiffs’ class action lawsuit has been filed in the California Superior Court against the directors of the Company and also against Ellis T. Gravette, seeking to enjoin any transaction by the Company with Cyan and also seeking unspecified damages.  The lawsuit has not yet been served on the Company or, to the Company’s knowledge, on any of the named defendants.  The Company cannot predict whether the lawsuit will be served or what effect it might have on the transaction proposed by Cyan.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

                      On April 22, 2003, a putative plaintiff’s class action complaint, entitled Robert Haywood v. Pacer Technology, Ellis T. Gravette, Jr., Carl E. Hathaway, Richard S. Kay and John G. Hockin, II, was filed in the Superior Court of the State of California, for the County of San Bernardino.  This complaint, which has not yet been served on Pacer or, to its knowledge, on any of the other named defendants, was filed individually by the named plaintiff, purportedly on behalf of all of the public holders of Pacer’s common stock.  The complaint seeks (i) an order from the Court affirming that the action may be maintained as a class action and certifying the plaintiff as the representative of the public shareholders, (ii) an injunction to prevent consummation of Cyan’s proposed acquisition of Pacer and (iii) unspecified damages.

                      As previously described, no action has yet been taken by the Company or its directors with respect to the Cyan proposal, other than to appoint a Special Committee of the Board to consider that proposal and any alternatives to that proposal that may be available to the Company.  As a result, we believe that the allegations in the complaint are without merit and if the suit is served, the Company intends to vigorously defend against it.  We cannot predict what impact, if any, that the suit will have on Cyan’s acquisition proposal.

The foregoing description of the complaint is qualified in its entirety by reference to that complaint, a copy of which is attached as Exhibit 99.3 to this Report.

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

	(a)	Exhibits:

		Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		Exhibit 99.3	Class Action Complaint filed by Robert Haywood in the California Superior Court for the County of San Bernardino

	(b)	Reports on Form 8-K:

                               On April 8, 2003, Pacer filed a Current Report on Form 8-K to report under Item 5 – “Other Events and Regulation FD Disclosure” that Pacer had received a preliminary proposal from CYAN Investments, LLC (“Cyan”), an investment group led by E. T. Gravette, a former board member of the Company, to acquire all of the outstanding shares of common stock of Pacer not already owned by CYAN for $6.00 per share in cash.

                               On April 24, 2003, Pacer filed a Current Report on Form 8-K to report, under Item 5 – “Other Events and Regulation FD Disclosure,” that Pacer had received an extension of the expiration date of the Cyan acquisition proposal and that its Special Committee had appointed Houlihan Lokey Howard & Zukin as its financial advisor to assist it in its review of the Cyan proposal and the alternatives to that proposal that might be available to Pacer.

                               On April 28, 2003, Pacer filed a Current Report Form 8-K to report, under Item 12 –  “Results of Operations and Financial Condition” the issuance by Pacer of its third quarter fiscal 2003 operating results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACER TECHNOLOGY

Dated: May 13, 2003	By:	/s/ RICHARD S. KAY

Richard S. Kay Chairman of the Board of Directors, Chief Executive Officer and President

Dated: May 13, 2003	By:	/s/ LAURENCE R. HUFF

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

Date: May 13, 2003
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

Date: May 13, 2003
/s/ LAURENCE R. HUFF

Laurence R. Huff Chief Financial Officer

INDEX TO EXHIBITS

Number	Description

Exhibit 99.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act
Exhibit 99.3	Class Action Complaint entitled Robert Haywood v. Pacer Technology, Ellis T. Gravette, Jr., Carl E. Hathaway, Richard S. Kay and John G. Hockin, II.

E-1