Form 10-K
period 2003-06-30
PACER TECHNOLOGY
filed 2003-09-25
CIK 275866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission file number 0-8864

PACER TECHNOLOGY

(Exact name of Registrant as specified in its charter)

California	77-0080305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9420 Santa Anita Avenue, Rancho Cucamonga, California	91730
(Address of principal executive offices)	(Zip Code)

(909) 987-0550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value, as of December 31, 2002, of the outstanding shares of registrant’s common stock held by registrant’s non-affiliates was $7,705,739 (computed by reference to the average closing bid and asked prices of such stock on December 31, 2002, as reported on the NASDAQ SmallCap Market).

The number of shares outstanding of the Registrant’s Common Stock, as of September 22, 2003, was 2,939,851.

Documents Incorporated by Reference

Except as otherwise stated therein, Items 10, 11, 12 and 13 of Part III of the Form 10-K are incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting that is expected to be filed on or before October 28, 2003.

PACER TECHNOLOGY

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part I below under the caption “Certain Factors that Could Affect Future Performance” and in Part II under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Accordingly, readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. DESCRIPTION OF BUSINESS

Introduction

Pacer’s Business

Pacer Technology is a leading manufacturer, packager and distributor of advanced technology, high performance glues, epoxies and other adhesives for household, office and other consumer applications, and advanced technology, high performance adhesives, sealants and gaskets used in manufacturing, repair and industrial applications.

We sell our high performance glue, adhesive and sealant products for the consumer market under such well known brand names as SUPER GLUE, Bondini®, Future Glue®, ProSeal®, ZAP®, Anchor-TiteTM and Go Spot Go® 1 and those products are sold to consumers at over 77,000 retail store locations in the United States, including Wal-Mart, Target stores and The Home Depot stores. Our adhesive products, sealants and gaskets for manufacturing, repair and industrial applications are sold under the brand names SUPER GLUE, ProSeal® and Pacer Industrial. These products are sold to automotive aftermarket and heavy-duty truck and maintenance and repair operations and manufacturers of medical devices and electronic subassemblies and components. We are also a private label manufacturer for many major cosmetic, industrial and household adhesives.

Recent Developments—Merger Agreement with Cyan Holding Co.

As previously reported, on July 29, 2003 Pacer entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cyan Holding Co., a subsidiary of Cyan Investments, LLC (“Cyan”). Cyan and its affiliates own a total of approximately 30% of Pacer’s outstanding shares of common stock and one of the two principal owners of Cyan is Ellis T. Gravette, Jr., who served as a director of Pacer from March 2000 to March 2003 and as Chairman of its Board of Directors from March 2000 to February 2001.

[1]	Future Glue®, ProSeal®, ZAP® and Go Spot Go® are registered trademarks owned by Pacer. See “Trademarks, Patents and Licenses.”

The Merger Agreement provides for a merger of Pacer and a wholly owned subsidiary of Cyan (the “Merger”) that, if consummated, will result in:

•	each shareholder of Pacer (other than Cyan and its affiliates and any dissenting shareholders) receiving $6.95 in cash for each of their Pacer shares; and

•	Pacer becoming a wholly owned subsidiary of Cyan and ceasing to be a publicly traded company.

The Merger Agreement also provides for cancellation of Pacer’s outstanding stock options, which are held primarily by officers, directors and other Pacer employees, in return for which each option holder would receive a cash amount equal to $6.95 minus the per share exercise price of such holder’s option, multiplied by the number of shares of common stock issuable upon exercise of the option.

The price of $6.95 to be paid for each of Pacer’s shares in the proposed Merger, together with the cash that will be paid for the Pacer options, places the aggregate value of Pacer’s shares (inclusive of the shares held by Cyan and the Pacer options) at approximately $22.6 million.

Cyan initially submitted a proposal, in March 2003, to acquire all of the Pacer shares it and its affiliates did not own for a price of $6.00 per share in cash. Following the receipt of that initial proposal Pacer’s Board of Directors established a Special Committee, comprised solely of disinterested directors, to consider and evaluate and to respond to that proposal. The Special Committee retained Houlihan Lokey Howard and Zukin (“Houlihan Lokey”), as its financial advisor to assist it in that evaluation. Following that evaluation, the Special Committee advised Cyan that it could not accept Cyan’s $6.00 per share proposal and directed Houlihan Lokey to contact other potential financial and strategic buyers that might have an interest in an acquisition of or other strategic transaction with Pacer. Those contacts, and a resulting bidding contest that followed, led to an increase by Cyan in its offer to $6.95 per share in cash.

On July 29, 2003, the Special Committee voted unanimously to recommend that Pacer’s Board of Directors approve the proposed Merger with Cyan. That recommendation was based on a number of factors, including an opinion received from Houlihan Lokey that the proposed cash price of $6.95 per share was fair, from a financial point of view, to Pacer’s shareholders (other than Cyan and its affiliates). Later that same day, the Board of Directors unanimously approved the Merger Agreement and Merger.

Consummation of the Merger is subject to satisfaction of certain conditions, all as more fully set forth in the Merger Agreement. Those conditions include, among others, that any third party consents required for the Merger be obtained and that the Merger Agreement be approved by the holders of at least 50% of the Pacer shares not owned by Cyan. Cyan’s obligation to consummate the Merger is not conditioned on obtaining of financing, and Cyan provided to the Special Committee evidence of Cyan’s ability to fund the Merger consideration.

A Special Meeting of Pacer’s Shareholders has been scheduled for November 12, 2003, at which Pacer’s shareholders will be asked to vote on approval of the Merger Agreement. Pacer has filed preliminary proxy materials with the Securities and Exchange Commission, for the purpose of soliciting proxies from shareholders which would be voted at the Meeting to approve the Merger. Once the proxy materials have been finalized, definitive proxy materials, including a proxy statement and a copy of the Merger Agreement, will be mailed to shareholders no less than 20 days prior to the date of that meeting.

The definitive proxy materials will contain important information regarding the proposed Merger. Shareholders are advised to read the definitive proxy materials, including the proxy statement and the Agreement and Plan of Merger, before making any decisions regarding the Merger. It will be possible to obtain copies of the proxy materials, and any amendments or supplements to those materials, without charge, at the SEC’s website at www.sec.gov or Pacer’s website at www.pacertechnology.com, as they become available.

Our Consumer Products

Super Glue and Other Adhesive Products and Sealants

Household and Office Products. We formulate and package a broad range of glue and adhesive products that we market and sell primarily under the Super Glue, Bondini and Future Glue brand names, for household and office uses. These products include a variety of adhesive products that are packaged into easy-to-use tubes, bottles, syringes, glue sticks, glue pens and fasteners, each designed for differing home and office applications. These products are sold to mass merchandisers such as Wal-Mart, Target and The Home Depot and arts and crafts retailers such as Michaels. As of June 30, 2003, our household and office adhesive products could be purchased at more than 77,000 retail stores locations primarily in the United States, and some of which, are located in Europe, Canada and Latin America.

In fiscal 2003, we introduced a new consumer adhesive product, under the brand name “Anchor-Tite Permanent Patch, which is a sunlight and ultra violet (UV) light curable glass reinforced polyester material, layered with 2 nylon sheets. This product utilizes a “peel and stick” formulation that can be molded and cut to any shape or size in order to provide a permanent repair that is heat resistant, waterproof and can be drilled, sanded and painted. This new product, which can be used for household, landscape and plumbing, and automotive and marine applications, was recently awarded the Editors Choice Award by Popular Mechanics Magazine at the 2003 National Hardware Show. That award recognizes what that magazine judges to be the most innovative of the new products for the year introduced at that Show.

Marine Products. We manufacture and market a line of high performance epoxies under the brand name Anchor-Tite, which are used in the maintenance and repair of marine vessels, personal watercraft, home swimming pools and other marine applications. The Anchor-Tite underwater epoxy was recognized at the 2002 National Hardware Show in Chicago by Popular Mechanics Magazine with an Editor’s Choice award.

Automotive Aftermarket Products. We manufacture and market a line of high performance sealants, instant gaskets and other adhesive products that are designed to be used in the maintenance and repair of automobiles and heavy trucks, including ProSeal Instant Gasket, ProWeld, Pro-Lock and ProSeal Gasket Shellac. These products are designed to withstand the high temperatures and heavy wear and tear associated with the operation of motor vehicles.

Hobby Products. We also manufacture and market a line of glue and adhesive products that are used for various project and model assembly requirements. We market these products primarily under the ZAP brand name, which is the leading adhesive product line in the hobby market, and the Super Glue brand name.

Other Adhesive Consumer Products. We manufacture and sell a number of our glue and adhesive products to suppliers who market these products under their own brand names, either as extensions of their own product lines or in kits that they package with their products.

Our Industrial Products

We sell a wide range of high performance adhesives and sealants to industrial customers and original equipment manufacturers, which use these products in the manufacture of automobile and heavy truck equipment subassemblies and components, and aerospace, medical device and electronic components and for maintenance and repair applications. These products are sold primarily under our Pacer brand name.

Marketing and Distribution

Consumer Products

Our adhesive products for the consumer markets are marketed and sold by internal sales personnel who focus on mass merchandisers and other national retail accounts, and by independent sales representative organizations that focus primarily on regional and local drug and grocery store chains. To facilitate sales of our adhesive products to mass merchandisers and drug and grocery store chains, we have designed a number of attractive and “eye-catching” product displays that facilitate sales of our products while minimizing the shelf space required to stock these products. Larger national mass merchandisers and national and regional food and drug store chains account for a substantial portion of our consumer product sales. See “DESCRIPTION OF BUSINESS—Certain Factors That Could Affect Our Future Performance—Dependence on Certain Major Customers” below in this Report.

Our automobile aftermarket products are marketed and sold by internal sales personnel and by independent sales representative organizations to retail automotive, professional repair and installation, agribusiness and heavy duty truck outlets. Our hobby products are sold to dealers and to mass merchandisers, drug and grocery store chains and craft and hobby stores through a network of independent master product distributors.

Industrial Products

Our high performance industrial adhesive and sealant products are marketed and sold by internal sales personnel and through independent distributors. To facilitate sales of these products we provide technical service and sales support using factory trained personnel and sales representatives.

Foreign Sales

Our foreign sales, which accounted for 18% of total revenues in fiscal 2003, 16% in fiscal 2002 and 14% in fiscal 2001, are marketed and sold primarily in Western Europe and, to a lesser extent, in Canada and Latin America by internal sales personnel, independent sales representative organizations and wholesale distributors.

Sources and Availability of Raw Materials

The materials used in the manufacture of our products are available from numerous sources, both within and outside the United States. However, to better control the quality and to obtain favorable pricing, we follow the practice of purchasing such materials from one or just a few suppliers. During the fiscal years ended June 30, 2003, 2002 and 2001, one of those suppliers accounted for 20%, 18% and 11%, respectively, of our requirements for such materials. Dependence on a single supplier for any materials or supplies presents risks that could adversely affect our sales. See, “DESCRIPTION OF BUSINESS—Certain Factors That Could Affect Our Future Performance—Dependence on a Limited Number of Raw Materials Suppliers” below in this Report. However, we have not experienced any difficulties in meeting our requirements for these materials and supplies from our traditional suppliers and have no reason to expect to encounter such problems in the future. In most instances, we acquire materials on a purchase order basis, with no guaranteed price or delivery agreements. In some instances, however, we contract annually for our material requirements under terms that specify the quantities to be purchased and the prices for those materials.

During fiscal 2003, approximately 29% of the materials and supplies we used in our business were obtained from foreign suppliers, as compared to 37% in fiscal 2002 and 32% in fiscal 2001. As a result, our business is subject to the risk of fluctuations in the value of the U.S. dollar on foreign currency exchanges and related constraints associated with international trade. The decline in foreign purchases in fiscal 2003 was primarily due to the sale, in fiscal 2002, of our nail care implements business, which purchased a high percentage of its inventories from foreign sources.

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

Competition

The markets for our products are characterized by intense competition. Our principal competitors include Henkel, which markets its adhesive products under the Loctite/Manco brand names; Borden/Elmers/Krazy Glue; Devcon; 3-Bond; and Alteco. The principal competitive factors affecting our sales are brand name recognition, pricing, breadth of product line, marketing and service and support. Competition also can be affected by the introduction of new adhesive products. We believe we compete favorably with respect to each of these factors. However, some of our competitors have greater name recognition and greater financial and marketing resources than we have (see “DESCRIPTION OF BUSINESS—Certain Factors That Could Affect Our Future Performance” below).

Certain Factors That Could Affect Our Future Performance

Dependence on Certain Major Customers. In fiscal 2003, The Home Depot accounted for approximately 14% and Pacific World Corporation accounted for approximately 11% of net sales and The Home Depot accounted for approximately 12% of net sales in fiscal 2002. Other customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected, and possibly significant reductions in sales and earnings.

Dependence on a Limited Number of Raw Materials Suppliers. Although the materials used in the manufacture of our products are available from numerous sources, both within and outside the United States, it has been our practice to purchase such materials from one or just a few suppliers in order to control the quality of and to obtain favorable pricing for such materials. One of those suppliers accounted for 20%, 18% and 11%, respectively, of our requirements for such materials during the fiscal years ended June 30, 2003, 2002 and 2001. Dependence on a single supplier for any materials or supplies presents risks, including the risk that we may be unable to readily obtain alternative product supply sources in the event a single source supplier encounters quality or other production problems or our relationship with the supplier changes, which could adversely affect our sales.

Risks of Foreign Operations. Our operating results could decline as a result of war, economic disruption or foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in countries in Europe, Asia and Latin America where we sell products and where we obtain some of our raw materials. Foreign sales accounted for 18% of our total revenues in fiscal year 2003. Purchases of raw materials from foreign countries were 29% of all raw materials purchased by us in fiscal year 2003.

Change in Business Strategy and Operations. We sold our California Chemical nail acrylics business in June 2001 and our Cook Bates nail care implements business in September 2001, in order to focus and grow our core adhesives products business. Although these actions resulted in a significant decline in net sales in the fiscal year ended June 30, 2003, when net sales totaled approximately $24.4 million, as compared to net sales of approximately $30.8 million and $41.7 million in the fiscal years ended June 30, 2002 and 2001, respectively, we believe that the sales of these nail care products businesses will enable us to improve our profitability. However, future profitability also could be adversely affected if we are not able to reduce and, thereby, align our future operating costs to match sales levels in future periods or if we are unable to grow and thereby meaningfully increase the revenues of our core adhesives business.

Costs and Expenses Related To The Proposed Merger with Cyan. We have expended a substantial amount of time and resources relating to the proposed Merger with Cyan and administrative expenses have increased due to transaction related expenses associated with the merger. These increased administrative expenses reduced our fourth quarter and fiscal year 2003 operating income and net earnings. See “SELECTED FINANCIAL DATA” and “ MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II of this Report. We expect to incur additional administrative expenses during the first and second quarters of fiscal year 2004 in connection with proceedings to complete the Merger, which will reduce operating results in those quarters. If the proposed Merger is not consummated for any reason, including failure to obtain required shareholder approval or to satisfy other conditions to the Merger, the costs and expenses incurred by us as a result of the Merger will negatively affect our operating results in fiscal 2004.

Research and Development

We conduct on-going product development and research programs, the primary objectives of which are to enhance the quality and durability of our products and to develop new Adhesive Products. Product development and research expenditures were approximately $254,000, $302,000 and $318,000 in the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

Government and Environmental Regulation

Our business is subject to numerous federal, state and local laws and regulations that relate to product labeling, manufacturing safety and recordkeeping, consumer product safety and air quality and environmental safety. In addition, our Adhesive Products are subject to recall in the event it is determined that they are defective or pose any safety risks. As a result, we take particular care in the packaging and labeling of our products and to date we have not encountered any material product recalls or incurred any material liabilities arising out of the quality of our products. Additionally, we believe that our manufacturing methods comply with all applicable safety and environmental laws and regulations and we have not incurred any material liabilities or had to make any material capital expenditures under such laws and regulations.

Trademarks, Patents and Licenses

We have 37 registered trademarks, the most important of which are Pacer, Pacer Technology, ZAP, ProSeal, Future Glue, Anchor-Tite and Go Spot Go, which are used in the marketing of our Adhesive Products. In addition, we also have the exclusive right to the use of a trademark for the Bondini product line. We hold 17 patents, which relate primarily to the packaging of our products. However, we believe that the expiration or loss of any of these patents would not have a material impact on our business.

Employees

At September 2, 2003, we had 113 full-time employees. At various times during the year we also employ approximately 30 additional personnel on a temporary basis. None of our employees are employed under any collective bargaining agreements, we have not experienced any work stoppages and we believe that we have good relations with our employees.

Item 2. DESCRIPTION OF PROPERTY

Our headquarters, principal manufacturing and research and development facilities are located in a 47,700 square foot building in Rancho Cucamonga, California that is leased under an operating lease expiring on May 31, 2009. We also occupy 26,406 square feet of a 62,134 square feet distribution facility, also located in Rancho Cucamonga, California that is leased under an operating lease that will expire on October 31, 2004. During fiscal 2002, we relocated our receiving operations to our headquarters building. As a result of the relocation, we obtained an early termination of our existing 62,134 square foot lease at the distribution facility and replaced it with the 26,406 square feet operating lease.

We also lease a 10,384 square foot facility in Ontario, California to manufacture certain flammable products. This lease expires on October 31, 2004. We also currently maintain a small sales office in Worcestershire, England.

We also had leased a 41,040 square foot facility in Memphis, Tennessee, that we had used to warehouse and distribute products to customers located in the Midwest and East. As part of a restructuring and cost cutting program, we moved those functions to our Rancho Cucamonga, California facility and vacated the Memphis facility in June 2000. The lease for the Memphis facility expired May 31, 2003.

We believe our present facilities are in good operating condition and are adequate for our present and anticipated future needs.

Item 3. LEGAL PROCEEDINGS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is information, as of September 2, 2003, regarding the Company’s executive officers.

Name of officer	Age	Office
Richard S. Kay	61	Chairman of the Board of Directors, Chief Executive Officer and President; Acting Chief Financial Officer*
Ronald T. Gravette	53	Vice President, Sales

*	Mr. Kay assumed the position of acting Chief Financial Officer on August 28, 2003, when Laurence Huff, who had been the Company’s Chief Financial Officer since September 1999, left the Company to accept another employment opportunity.

Richard S. Kay. Mr. Kay was appointed Chief Executive Officer and President of Pacer on July 9, 2001. He was named Chairman of the Company’s Board of Directors on February 21, 2001. Mr. Kay has been a CEO and CFO for several companies operating in different industries, including manufacturing and consumer products, energy and healthcare. He was the CFO for three different companies during their initial public offerings and the CFO for four companies during the course of their merger transactions. Most recently he served as the COO and CFO for TruCost Food Systems, a company formed in 1999 to develop a foodservice web site. Beginning in 1992, he served as CFO of Paragon Steakhouse Restaurants. He was promoted to CEO in 1997 and was responsible for the turnaround for this owner and operator of 73 upscale casual restaurants, with more than 4,000 employees located in eleven states. Paragon was sold in 1999.

Ronald T. Gravette. Mr. Gravette joined Pacer in December 2000 as the General Sales Manager for the Central United States where his responsibilities included many of Pacer’s key accounts. He was promoted to Vice President, Sales in October 2001. Prior to joining Pacer, Mr. Gravette held numerous sales and sales related positions in a variety of industries, including foodservice, hospitality and publishing. From 1995 to 1998, he served as Associate Publisher for Marcoa Publishing, Inc. and then, from 1998 to 2000, for International Business Publishers, Inc. During this same period, Mr. Gravette also served as a consultant to Stagecoach Properties, Inc., a hotel and restaurant family business enterprise. He earned his Bachelor’s degree from the University of Redlands. Mr. Gravette is the son of Mr. E.T. Gravette who is a former director of the Company and one of the principal owners of Cyan (see “DESCRIPTION OF BUSINESS—Introduction—Recent Developments—Merger Agreement with Cyan Holding Co.).

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Our Shares

Our common stock is traded in the over-the-counter market and is listed on the NASDAQ SmallCap Market under the symbol “PTCH”. High and low closing prices for each of the quarters in the fiscal years ended June 30, 2003 and 2002 are set forth below:

	High(1)	Low(1)
Fiscal year ended June 30, 2003:
First Quarter	$5.15	$3.80
Second Quarter	4.16	3.06
Third Quarter	4.29	3.35
Fourth Quarter	5.86	4.01
Fiscal year ended June 30, 2002:
First Quarter	$3.53	$2.38
Second Quarter	4.99	3.05
Third Quarter	4.73	3.80
Fourth Quarter	5.63	4.20

(1)	All amounts give retroactive effect to a 1-for-5 reverse stock split approved by shareholders on November 21, 2000.

Number of Record Shareholders

As of September 22, 2003, the approximate number of record holders of our shares was 1,369 and there were approximately 4,000 beneficial owners of our shares.

Dividends and Share Repurchases

We have a policy of retaining earnings to support the growth of our business and, therefore, we do not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends is restricted by our loan agreements.

In fiscal 2000, we adopted an open market and private stock repurchase program. Through August 31, 2002, when we terminated that program, we had purchased 314,070 shares of Pacer common stock for $1.4 million under that program with a combination of internally generated funds and borrowings under our bank line of credit.

Item 6. SELECTED FINANCIAL DATA

The consolidated selected operating data set forth below for the fiscal years ended June 30, 2003, 2002 and 2001, and the selected balance sheet data at June 30, 2003 and 2002, are derived from Pacer’s audited consolidated financial statements included elsewhere in this Report. The selected operating data for the fiscal years ended June 30, 2000 and 1999, and the selected balance sheet data at June 30, 2001, 2000 and 1999, are derived from audited consolidated financial statements that are not included in this Report. The consolidated selected operating data for the fiscal year ended June 30, 1999, and the balance sheet data at June 30, 1999 include the operations of Cook Bates from March 4, 1998, when those operations were acquired by Pacer, and the consolidated selected operating data for the fiscal year ended June 30, 2002, and the balance sheet data at June 30, 2002 include the operations of Cook Bates only until September 28, 2001, when the Cook Bates product line was sold. The following data should be read in conjunction with Pacer’s consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	Years Ended June 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Selected Operating Data:
Net sales(1)	$24,402	$30,820	$41,658	$43,792	$44,861
Gross profit(1)(2)	7,783	8,747	9,742	10,901	13,336
Selling, general and administrative(1)(2)	6,407	7,245	9,268	9,859	10,296
Restructuring charges	—	516	—	315	—
(Gain)/loss on sales of product lines	—	(1,211)	1,042	—	—
Operating income (loss)	1,376	2,197	(568)	727	3,040
Other (income) expense, net	(5)	112	841	863	803
Income (loss) before income taxes	1,381	2,085	(1,409)	(136)	2,237
Income tax expense (benefit)	532	842	(393)	(439)	951
Net income (loss)	$849	$1,243	$(1,016)	$303	$1,286
Earnings (loss) per share(3)
Basic	$0.29	$0.41	$(0.31)	$0.09	$0.40
Diluted	$0.28	$0.40	$(0.31)	$0.09	$0.38

	As of June 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$15,490	$13,933	$22,871	$29,618	$30,618
Working capital	10,170	8,990	8,244	8,267	18,825
Borrowings(4)	122	167	7,856	12,252	12,703
Shareholders’ equity	12,492	11,586	11,074	12,699	12,641
Book value per share	$4.25

(1)	In accordance with the consensus reached by the Emerging Issue Task Force (EITF) of the FASB in Issue 01-9 (EITF 01-9): “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” we reclassified certain marketing and promotional expenses from selling expenses to a reduction in sales. The change had no effect on net income (loss) or earnings (loss) per share. Prior period financial statements have been reclassified to comply with this EITF guidance.
(2)	In accordance with the consensus reached by the EITF of the FASB in Issue No. 00-10 (EITF 00-10): “Accounting for Shipping and Handling Fees and Costs,” we reclassified freight out expense from selling, general and administrative expense to cost of goods sold for all periods presented. The change had no effect on net income (loss) or earnings (loss) per share. Prior period financial statements have been reclassified to comply with this EITF guidance.
(3)	See Note 12 to the consolidated financial statements included elsewhere in this Report. Per share amounts have been retroactively adjusted to give effect for a 1-for-5 reverse stock split approved by shareholders on November 21, 2000.
(4)	Includes current portion of long-term debt. For additional information regarding borrowings, see Note 4 to the Company’s consolidated financial statements.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States (“GAAP”), Pacer records all of its assets at the lower of cost or fair value. In determining the fair value of some assets, principally accounts receivable, inventories and costs in excess of net assets of acquired businesses (commonly known as “goodwill”), Pacer must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect its ability to collect accounts receivable or sell inventories in future periods. Those judgments, estimates and assumptions are based on current information available to Pacer at the time they are made. Many of those events and circumstances, however, are outside of Pacer’s control and if changes in those events or circumstances occur thereafter, GAAP may require Pacer to adjust the earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of assets involved.

It is Pacer’s practice to establish reserves or allowances against which Pacer is able to charge any such downward adjustments or “write-downs” in the fair value of any of these assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence based on estimates or judgments that Pacer makes about the collectibility of its accounts receivable and the market and salability of the products in inventories. Write-downs of uncollectible accounts or the value of obsolete or slow moving inventories are charged against those reserves or allowances. The reserves or allowances are established and replenished (following write-downs), or increased in response to changed economic conditions or other circumstances, by charges to operations. With respect to other assets, such as goodwill, Pacer writes down their fair value directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on its books exceed their current fair value, by increases in operating expenses. As a result, judgments, estimates and assumptions about future events can and will affect not only the amounts at which Pacer records these assets on its balance sheet, but also Pacer’s results of operations.

Under GAAP, many businesses also must make estimates or judgments regarding the periods during which, and also in the amounts at which, sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the products. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP may require the establishment of reserves or allowances for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical product return experience. In addition, promotional allowances and discounts that are extended to customers also may be charged against, and therefore can reduce, reported revenues.

In making estimates and assumptions Pacer follows GAAP and accounting practices applicable to its business that it believes will enable it to make fair and consistent estimates of the fair value of those assets and to establish reserves or allowances that are adequate to absorb potential write-downs in the value of accounts receivable and inventories. Set forth below is a summary of the accounting policies that Pacer believes are material to an understanding of its financial condition and results of operations that are discussed below.

Revenue Recognition and Shipping Costs. Pacer provides its customers with limited rights to return products. Pacer recognizes revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. Pacer establishes an allowance based on historical experience with returns of like products. Shipping costs are included as a component of cost of sales.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business Pacer extends 60-day payment terms to its customers. Pacer regularly reviews its customers’ accounts and estimates the amount of and establishes an allowance for uncollectible amounts or “receivables” in each reporting period. The amount of that allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and economic conditions that may affect the ability of customers to keep their accounts current.

Replenishments of or increases in the amount of the allowance, if determined to be warranted by changed conditions or factors, are recorded in the period they become known. For example, if the financial condition of Pacer’s customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required. Since the allowance is replenished or increased by recording a charge against income, any replenishment of or increase in the allowance will cause a decline in Pacer’s operating results in the period when that takes place.

Costs in Excess of Assets Acquired. Pacer adopted SFAS No. 142 in the first quarter of fiscal 2003. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, and upon adoption through a transitional impairment test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. For purposes of this impairment test, Pacer is considered to have only one reporting unit. Pacer has completed the transitional goodwill impairment tests and have determined that the fair value of the net assets exceeded the carrying value of those assets and that, as a result, no goodwill impairment had occurred and it was not be necessary to record an impairment charge in fiscal 2003.

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

Results of Operations

The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of Pacer’s net sales:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.1%	71.6%	76.6%
Gross profit	31.9%	28.4%	23.4%
Selling, general and administrative expenses	26.3%	23.5%	22.2%
Restructuring charges	—	1.7%	—
(Gain)/loss on sale of product lines	—	(3.9)%	2.5%
Operating income (loss)	5.6%	7.1%	(1.3)%
Other expense, net	—	0.3%	2.1%
Income (loss) before taxes	5.6%	6.8%	(3.4)%
Net income (loss)	3.5%	4.0%	(2.4)%

Fiscal Years Ended June 30, 2003 and 2002

Net Sales. Net sales in fiscal 2003 declined $6.4 million to $24.4 million, a 20.8% decrease from the prior year. That decrease, which was expected, was primarily the result of the sale of the Cook Bates product line in the first quarter of fiscal 2002. The Cook Bates product line accounted for $5.5 million of sales in the year ended June 30, 2002, as compared to no sales in the year ended June 30, 2003. Adhesive sales in the United States, which represented 82% of our total sales in fiscal 2003, decreased by $460,000 when compared to the prior year.

International adhesive sales accounted for approximately $581,000 of the total net sales decline in fiscal 2003, which sales decreased to approximately $4.3 million from $4.9 million in fiscal 2002. This decrease was primarily attributable to a major European customer’s decision to purchase some adhesive products from an alternate source.

Net sales in fiscal 2002 declined $10.8 million to $30.8 million, a 26.0% decrease from the prior year. Sales in the United States, which represented 84% of Pacer’s total sales in fiscal 2002, decreased 27.5% from $35.7 million to $25.9 million. Of that decline, $8.4 million was primarily attributable to the sale of Pacer’s nail care product lines. Adhesive sales in the United States declined by $1.4 million or 5.9% of net sales, as compared to the prior fiscal year, due to a number of factors including a decision to discontinue sales of products to K-Mart, that accounted for approximately $650,000 of the decrease in U.S. adhesive net sales; consolidation among retailers in the sales channels where Pacer sells its products; increased pricing pressures and new entrants into the marketplace. International sales contributed to $1.0 million of the total net sales decline when compared to fiscal 2001. The decrease in international sales is primarily attributable to the closure of our facilities in the United Kingdom.

Gross Profit. Pacer’s gross margin (gross profits stated as a percentage of sales) increased to 31.9% in fiscal 2003 from 28.4% in fiscal 2002. These improvements in gross margin were attributable to a number of factors, including improved operating efficiencies that resulted from the sale of Pacer’s nail care businesses, reductions in raw material costs and a favorable shift in product mix.

Gross margin increased to 28.4% in fiscal 2002 from 23.4% in fiscal 2001, due primarily to improved raw material sourcing, the closure of our United Kingdom facility, a reduction of approximately $300,000 in distribution related costs and a favorable shift in product mix associated with the disposition of Pacer’s nail care product lines.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased by $838,000 from $7.2 million, or 23.5% of net sales, in fiscal 2002, to $6.4 million, or 26.3% of net sales, in fiscal 2003. Fiscal 2003 administrative expenses were favorably impacted by workforce reductions that were the result of the sale of the Cook Bates product line and the restructuring program described below. Included in the current year SG&A expense is $415,000 of transaction related costs associated with the Cyan acquisition transaction. If the transaction related costs were excluded, SG&A would have decreased $1.3 million over fiscal 2002.

SG&A expenses decreased by $2.0 million from $9.3 million or 22.2% of net sales in fiscal 2001 to $7.3 million or 23.5% of net sales in fiscal 2002. The decrease in SG&A expenses was primarily the result of workforce reductions that Pacer was able to make as the result of the sale of the Cook Bates product line. The increase in SG&A, as a percentage of net sales in fiscal 2002, is mainly attributable to bad debt expense associated with K-Mart’s filing, in January 2002, for Chapter 11 Bankruptcy protection and the fact that net sales declined at a greater rate than did SG&A expenses.

Restructuring Charges. During fiscal 2002, Pacer implemented a restructuring program to bring its operating costs in line with its operations following the sale of its nail care product lines. That program included the consolidation of operations, formerly conducted at multiple facilities, into Pacer’s primary manufacturing facility in Rancho Cucamonga, California and work force reductions. As a result, restructuring charges totaled $516,000 and were mainly lease termination charges and employee termination charges, which represented 1.7% of Pacer’s net sales in fiscal 2002. There were no restructuring charges in fiscal 2003 or 2001.

Gain/Loss on Sale of Product Lines. Pacer sold inventory and certain fixed and intangible assets related to the Cook Bates product line (which consisted largely of personal care manicure implements, seasonal gift sets and Halloween merchandise) for $5.3 million cash. That inventory totaled $3.8 million and the net book value of the remaining assets sold in that transaction totaled $105,000. In connection with the sale, Pacer recorded transaction related costs of $142,000, a $40,000 loss associated with the sale of holiday merchandise at bargain prices and a gain of $1.2 million or 3.9% of net sales, which are included in operating income in the accompanying statement of operations for the year ended June 30, 2002.

In fiscal year 2001, Pacer sold all of the assets, properties and goodwill of the California Chemical product line to Esschem, Inc. in exchange for $500,000 cash plus the transfer by Esschem to Pacer of 145,000 shares of Pacer common stock owned by Esschem. As a result of this transaction, Pacer wrote off the remaining goodwill that arose from the acquisition in 1997. The goodwill impairment, a one-time, non-cash charge, of $1.0 million or 2.5% of net sales is included in the 2001 consolidated statement of operations.

Operating income (loss). For the year ended June 30, 2003, income from operations totaled $1.4 million or 5.6% of net sales compared to $2.2 million, or 7.1% of sales for the year ended June 30, 2002, of which $1.2 million, or 3.9% of net sales, represented the gain on the sale of the Cook Bates product line in the first quarter of fiscal 2002. Excluding that gain, and the $516,000 restructuring charge discussed above (which represented 1.7% of net sales), operating income for the year ended June 30, 2002 would have been $1.5 million or 4.9% of net sales.

For the year ended June 30, 2002, income from operations totaled $2.2 million or 7.1% of net sales compared to an operating loss of $568,000 million, or 1.3% of sales for the year ended June 30, 2001, of which $1.0 million, or 2.5% of net sales, represented a one-time non-cash charge for goodwill impairment associated with the sale of the California Chemical product line in fiscal 2001. Excluding that charge discussed above, operating income for the year ended June 30, 2001 would have been $474,000 million or 1.1% of net sales.

Other (Income) Expense, Net. Other expense, net totaling $112,000 in fiscal 2002 consists primarily of interest expense on outstanding bank borrowings. Interest expense decreased by $141,000 during fiscal 2003 as a result of reductions in outstanding debt made possible by the Cook Bates sale.

Other expense, net, in fiscal 2002, which consisted primarily of interest charges on outstanding bank borrowings, was $112,000 compared to $841,000 in fiscal 2001. That decline was due to declining rates of interest and a reduction of outstanding bank borrowings in fiscal 2002.

Net income (loss). Pacer generated net income of $849,000, or 3.5% of net sales, in the fiscal year ended June 30, 2003, as compared to net income of $1.2 million, or 4.0% of net sales, in the year ended June 30, 2002. However, operating results for the year ended June 30, 2002 included a pre-tax gain of $1.2 million on the sale of the Cook Bates product line and restructuring charges of $516,000.

Pacer generated net income of $1.2 million in the fiscal year ended June 30, 2002, as compared to a net loss of $1.0 million, or 2.4% of net sales, in the year ended June 30, 2001. However, operating results for the year ended June 30, 2001 included a goodwill impairment charge of $1.0 million on the sale of the California Chemical product line.

Liquidity and Capital Resources

Net cash provided by all activities in fiscal 2003 was $2.1 million versus net cash provided of $728,000 in the prior year.

Cash provided by operating activities during fiscal year 2003 was $2.3 million compared to $9.6 million in fiscal year 2002. Cash provided by operations in the prior year included the receipt of the cash proceeds from the sale of the Cook Bates product line in September 2001 and a $2.9 million reduction in accounts receivable due, in large part, to the collection of accounts receivable from holiday sales of Cook Bates products.

Pacer used cash of $236,000 and $467,000 in investing activities to fund capital expenditures in fiscal 2003 and fiscal 2002, respectively.

Cash provided by financing activities during fiscal 2003 was $12,000, generated primarily by the exercise of stock options, as compared to cash used of $8.4 million in fiscal 2002, when Pacer used cash generated by the Cook Bates sale to reduce outstanding bank borrowings and to repurchase common shares in Pacer’s open market and private stock repurchase program and an odd-lot share repurchase program.

During fiscal 2003, Pacer funded its working capital requirements with internally generated funds. However, Pacer maintains a revolving bank credit line pursuant to which it may borrow up to the lesser of (i) $7 million or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and approximately 35% of raw material inventories (the “borrowing base”). Borrowings under the credit facility are payable in monthly interest only installments until the maturity date of the credit line, which is October 1, 2003. During the year ended June 30, 2003, Pacer’s credit line bore interest at the bank’s prime rate (4.00% as of June 30, 2003), less 0.25%, or at the bank’s LIBOR base rate, plus 2.50%. As of June 30, 2003, Pacer had no borrowings outstanding on its revolving bank credit line and approximately $4.2 million of unused borrowings were available (based on eligible collateral). As of June 30, 2003, there were no amounts outstanding under this credit facility.

Pacer also has a bank credit facility under which it may obtain commercial letters of credit, standby letters of credit, and banker’s acceptances in amounts not exceeding $1.5 million in the aggregate. Any amount outstanding on this additional credit facility will reduce the borrowing base on the revolving bank credit line. This credit facility expires on October 1, 2003. As of June 30, 2003, there were no amounts outstanding under this credit facility.

Pacer believes that internally generated funds, together with available borrowings under the credit line, will be sufficient to enable it to meet its working capital and other cash requirements through the October 1, 2003 maturity date of the credit line. Pacer plans to seek, and it currently expects to be able to obtain, an extension of its existing bank line of credit. In addition, Pacer may seek to take advantage of opportunities to acquire other businesses, should such opportunities arise, or to invest in new product introductions, in which case it may incur borrowings to do so.

Seasonality and Quarterly Financial Data

Historically, Pacer has sold a greater volume of nail care products in the third calendar quarter of the year (its first fiscal quarter), than in other quarters, because merchants tend to begin stocking such products during the fall in anticipation of increases in holiday sales during the last calendar quarter of the year. As a result of the sale of the Cook Bates product line, Pacer expects that it will cease to encounter such sizable quarterly variations in its sales and operating results.

The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2003 and 2002. This information has been prepared by Pacer on a basis consistent with its audited consolidated financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarters Ended
FY 2003	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003
	(In thousands, except per share amounts)
Net sales	$6,523	$5,784	$6,566	$5,529
Gross profit	2,074	1,790	2,154	1,765
Net income (loss)	385	241	395	(172)
Net income (loss) per share:
Basic	$.13	$.08	$.14	$(.06)
Diluted	$.13	$.08	$.13	$(.06)

	Quarters Ended
FY 2002	Sept. 30, 2001(1)	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002
	(In thousands, except per share amounts)
Net sales	$10,359	$6,886	$6,567	$7,008
Gross profit	2,938	1,864	1,993	1,952
Net income (loss)	904	(70)	353	56
Net income (loss) per share:
Basic	$.29	$(.02)	$.12	$.02
Diluted	$.29	$(.02)	$.11	$.02

(1)	Operating results in the fiscal quarter ended September 30, 2001 include the operations of Cook Bates from July 1, 2001 until its product line and related assets were sold on September 29, 2001. During that quarter, Cook Bates net sales totaled $4,490,000.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). The Interpretation significantly changes previous consolidation guidance pertaining to SPEs. The Interpretation clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003, are required to apply the provisions of the Interpretation immediately. A public entity with a variable interest in a VIE created before February 1, 2003, is required to apply the consolidation provisions of the Interpretation to that entity in the first fiscal year or interim period beginning after June 15, 2003. The Interpretation also requires certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the Interpretation becomes effective. We do not expect the provision of this statement to have a significant impact on our results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. We do not expect the provision of this statement to have a significant impact on our results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“FAS 150”). This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150 requires that those instruments be classified as liabilities in the balance sheet. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the provisions of this statement to have a significant impact on our results of operations or financial position.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pacer’s exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, Pacer is exposed to market risk from foreign currency fluctuations associated with the purchases of raw materials and sales of products outside of the United States. Pacer does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments.

In seeking to minimize the risks from interest rate fluctuations, Pacer manages exposure through the regular operating and financing activities. Although there are currently no borrowings under its revolving bank credit facility or term note, when Pacer does borrow under the credit facility or term note, the fair value of borrowings under the revolving bank credit facility and term note approximate the carrying value of such obligations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included herein:

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

Pacer Technology

We have audited the accompanying consolidated balance sheets of Pacer Technology as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacer Technology at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for costs in excess of net assets of businesses acquired.

/s/ ERNST & YOUNG LLP

Orange County, California

August 11, 2003

PACER TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

	June 30,
	2003	2002
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash	$3,272	$1,199
Trade receivables, less allowance for doubtful accounts of $753 in 2003 and $518 in 2002	3,770	5,186
Other receivables	447	442
Inventories, net	4,176	3,387
Prepaid expenses	550	709
Deferred income taxes	422	347

Total current assets	12,637	11,270
Equipment and leasehold improvements, net	1,672	1,262
Deferred income taxes	18	238
Intangible assets, net	1,163	1,163

	$15,490	$13,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,152	$1,160
Accrued expenses	1,134	1,020
Current installments of capital lease obligation	101	—
Current installments of long-term debt	80	100

Total current liabilities	2,467	2,280
Long-term capital leases obligation, excluding current installments	489	—
Long-term debt, excluding current installments	42	67

Total liabilities	2,998	2,347
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value. Authorized: 50,000,000 shares; issued and outstanding: 2,939,851 in 2003 and 2,928,401 in 2002	7,214	7,157
Retained earnings	5,278	4,429

Total shareholders’ equity	12,492	11,586

	$15,490	$13,933

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2003	2002	2001
	(In thousands, except per share amounts)
Net sales	$24,402	$30,820	$41,658
Cost of sales	16,619	22,073	31,916

Gross profit	7,783	8,747	9,742
Selling, general and administrative expenses	6,407	7,245	9,268
Restructuring charges	—	516	—
Gain on sale of Cook Bates product line	—	(1,211)	—
Loss on sale of California Chemical product line	—	—	1,042

Operating income (loss)	1,376	2,197	(568)
Other (income) expense:
Interest income	(3)	(4)	(2)
Interest expense	3	144	852
Other, net	(5)	(28)	(9)

	(5)	112	841

Income (loss) before income taxes	1,381	2,085	(1,409)
Income tax expense (benefit)	532	842	(393)

Net income (loss)	$849	$1,243	$(1,016)

Weighted average shares—basic(1)	2,921	3,022	3,260

Basic earnings (loss) per share	$.29	$.41	$(.31)

Weighted average shares—diluted(1)	3,027	3,092	3,260

Diluted earnings (loss) per share	$.28	$.40	$(.31)

(1)	The numbers of shares outstanding at June 30, 2000 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of outstanding shares approved by the shareholders on November 21, 2000.

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended June 30, 2003, 2002 and 2001

(In thousands, except share amounts)

	Number of Issued and Outstanding Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances at June 30, 2000(1)	3,324,195	$8,576	$4,202	$(79)	$12,699
Net loss	—	—	(1,016)	—	(1,016)
Foreign currency translation adjustment	—	—	—	79	79

Comprehensive loss	—	—	—	—	(937)
Shares retired related to sale of California Chemical product line	(145,000)	(435)	—	—	(435)
Shares repurchased	(87,290)	(323)	—	—	(323)
Warrants issued to consultants	—	70	—	—	70

Balances at June 30, 2001	3,091,905	7,888	3,186	—	11,074
Net income and comprehensive income	—	—	1,243	—	1,243
Shares repurchased	(163,504)	(731)	—	—	(731)

Balances at June 30, 2002	2,928,401	7,157	4,429	—	11,586
Net income and comprehensive income	—	—	849	—	849
Shares issued upon exercise of options	20,000	99	—	—	99
Shares repurchased	(8,550)	(42)	—	—	(42)

Balances at June 30, 2003	2,939,851	$7,214	$5,278	$—	$12,492

(1)	The numbers of shares outstanding at June 30, 2000 have been retroactively adjusted to give effect to a 1-for-5 reverse stock split of outstanding shares approved by the shareholders on November 21, 2000.

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Net income (loss)	$849	$1,243	$(1,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	415	525	515
Amortization of other assets	—	222	330
Write-off of property and equipment	—	144	—
Allowance for doubtful accounts	235	175	39
Deferred income taxes	145	1,231	(421)
Restructuring charges	—	516	—
Gain on sale of Cook Bates product line	—	(1,211)	—
Cash received on sale of Cook Bates product line	—	5,341	—
Loss on sale of property and equipment	1	86	35
Warrants issued to consultants	—	—	70
Goodwill impairment on sale of California Chemical product line	—	—	1,042
Changes in operating assets and liabilities, excluding effects of dispositions:
Decrease in trade receivables	1,181	2,931	616
(Increase) decrease in other receivables	(5)	524	86
Decrease in notes receivable	—	—	116
(Increase) decrease in inventories	(789)	681	3,913
(Increase) decrease in prepaid expenses and other assets	159	(417)	162
Decrease in accounts payable	(8)	(1,231)	(885)
Increase (decrease) in accrued expenses	114	(1,145)	115

Net cash provided by operating activities	2,297	9,615	4,717

Cash flows from investing activities:
Proceeds from sale of California Chemical product line	—	—	500
Proceeds from sale of equipment	9	—	—
Capital expenditures	(245)	(467)	(478)

Net cash provided by (used in) investing activities	(236)	(467)	22
Cash flows from financing activities:
Principal payments on debt and line of credit	(104)	(12,809)	(19,073)
Borrowings on debt and line of credit	59	7,731	13,594
Principal payments on term-loan	—	(2,611)	(917)
Borrowings on term-loan	—	—	2,000
Exercise of stock options	99	—	—
Repurchase of common stock	(42)	(731)	(323)

Net cash provided by (used in) financing activities	12	(8,420)	(4,719)

Net increase in cash	2,073	728	20
Cash at beginning of year	1,199	471	451

Cash at end of year	$3,272	$1,199	$471

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3	$138	$890

Cash paid during the year for income taxes	$619	$280	$320

Non-cash borrowings on capital lease	$590	$—	$—

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

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

The significant accounting policies followed by the Company in preparing the accompanying financial statements are as follows:

Principles of Consolidation

The consolidated financial statements include the accounts of Pacer and its subsidiaries, RECAP, Ltd. and Pacer Tech, which was formed in 1986 to conduct business operations as a distributor of adhesives primarily in the United Kingdom. In June 2001, the scope of Pacer Tech’s operations were reduced and it is now operated as an international sales office. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and accounts receivable. Credit is extended to all customers based upon an evaluation of the customer’s financial condition and credit history and generally the Company does not require collateral. Credit losses are provided for in the consolidated financial statements by management based upon a detailed evaluation of the collectibility of accounts receivable.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

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

Costs in Excess of Net Assets of Businesses Acquired

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002 and instead will test at least annually for impairment. As a result, there is no charge for goodwill amortization expense contained in the Company’s statement of operations for the year ended June 30, 2003, whereas the Company’s statements of operations for the years ended June 30, 2002 and 2001 do contain charges for goodwill amortization expense. The accumulated amortization on the assets of businesses acquired was $1.6 million as of June 30, 2003 and 2002.

Revenue Recognition and Shipping Costs

The Company provides its customers with limited rights to return products. The Company recognizes revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment. The Company establishes an allowance based on historical experience with returns of like products. Shipping costs are included as a component of cost of sales.

Advertising and Promotional Expenses

Cooperative advertising and other promotional obligations are accrued and the costs are immediately recorded as a charge against sales when incurred. Advertising and promotional expense were approximately $647,000, $1,139,000 and $2,303,000 for 2003, 2002 and 2001, respectively.

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

Years Ended June 30, 2003, 2002 and 2001

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2003, the fair value of all financial instruments approximated carrying value.

Research and Development

Research and development costs are charged to selling, general and administrative expenses as incurred and amounted to $254,000, $302,000 and $318,000 in 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted FAS 148 as of January 1, 2003 but continued its application of the intrinsic value method of accounting under APB 25. Financial statement disclosures of the effect on net income (loss) and earnings (loss) per share if fair value provisions of FAS 148 had been applied are set forth below.

Pacer has stock-based employee compensation plans and applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of FAS 123.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Net income (loss), as reported	$849	$1,243	$(1,016)
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(79)	(212)	(56)

Pro forma net income (loss)	$770	$1,031	$(1,072)

Earnings (loss) per share:
Basic—as reported	$0.29	$0.41	$(0.31)
Weighted Average Shares—Basic	2,921	3,022	3,260
Diluted—as reported	$0.28	$0.40	$(0.31)
Weighted Average Shares—Diluted	3,027	3,092	3,260
Basic—pro forma	$0.26	$0.34	$(0.33)
Weighted Average Shares—Basic	2,921	3,022	3,260
Diluted—pro forma	$0.25	$0.32	$(0.33)
Weighted Average Shares—Diluted	3,082	3,181	3,260

Impact of Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). The Interpretation significantly changes previous consolidation guidance pertaining to Special Purpose Entities (“SPEs”). The Interpretation clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003, are required to apply the provisions of the Interpretation immediately. A public entity with a variable interest in a VIE created before February 1, 2003, is required to apply the consolidation provisions of the Interpretation to that entity in the first fiscal year or interim period beginning after June 15, 2003. The Interpretation also requires certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the Interpretation becomes effective. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“FAS 150”). This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150 requires that those instruments be classified as liabilities in the balance sheet. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the Company’s results of operations or financial position.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

(2) Inventories

Inventories are summarized as follows:

	June 30,
	2003	2002
	(In thousands)
Raw materials	$1,991	$1,579
Work-in-process	323	323
Finished goods	1,887	1,505
Less: reserves	(25)	(20)

Inventories, net	$4,176	$3,387

(3) Equipment and Leasehold Improvements

Equipment and leasehold improvements and the useful lives used for computing depreciation and amortization are summarized as follows:

	Estimated Useful Lives	June 30,
		2003	2002
	(In thousands)
Shop equipment	5-10	$5,622	$4,845
Leasehold improvements	10	1,092	1,082
Office furniture and equipment	5-7	232	227
Transportation equipment	3	53	53
Construction in progress		14	6

		7,013	6,213
Less accumulated depreciation and amortization		(5,341)	(4,951)

		$1,672	$1,262

(4) Borrowings

Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and 35% of its raw material inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.00% as of June 30, 2003) less 0.25%, or at a LIBOR base rate plus 2.50%. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is October 1, 2003. As of June 30, 2003, no borrowings were outstanding under the credit line. At June 30, 2003, the Company had approximately $4.2 million of borrowings available based on eligible collateral.

In connection with this credit line, the Company has available Commercial Letters of Credit, Standby Letters of Credit, and Banker’s Acceptances, not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line. This credit facility expires on October 1, 2003. As of June 30, 2003, there were no letters of credit, standby letters of credit or banker’s acceptances outstanding under this facility.

The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of June 30, 2003, Pacer was in compliance with or had received waivers for all of these covenants. All borrowings from the bank are secured by a first priority security interest in all of the Company’s assets.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

In November 2002, the Company obtained a sixty-month capital expenditure loan totaling $59,000 from the same bank. This loan bears interest as a rate of 6.77% per annum and is payable in monthly installments of principal and interest of $1,155. As of June 30, 2003, the outstanding balance was $53,000 and the current portion was approximately $11,000.

In June of 2000, Pacer incurred additional long-term debt of $426,000 related to its acquisition of the intellectual property rights for the Pro-Tel Bondini product line. The current portion of this debt is based on certain minimum royalty payments in accordance with the agreement. The payments commenced on June 1, 2000 and will be made over a term of five years. As of June 30, 2003, the outstanding balance was $69,000, all of which is classified as current.

Future payments of debt are as follows:

Years Ending June 30,	Payments
(In thousands)
2004	$80
2005	11
2006	12
2007	13
2008	6

Total Payments	$122

(5) Capital Lease Obligation

During the current year, the Company leased certain equipment under a capital lease. The lease is for a term of five years and bears interest at a rate of 7.5%, payable in monthly installments of approximately $12,000.

Future minimum lease payments under this lease are as follows:

Years Ending June 30,	Payments
(In thousands)
2004	$142
2005	142
2006	142
2007	142
2008	141

Total minimum lease payments	709
Less: amounts representing interest	(119)

Present value of future minimum lease payments	590
Less: current portion	(101)

Long-term portion	$489

(6) Costs in Excess of Assets Acquired

As of July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statement of operations for the year ended June 30, 2003, whereas the Company’s statements of operations for the years ended June 30, 2002 and 2001 do contain charges for goodwill amortization expense.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

Had amortization of goodwill been discontinued at July 1, 2001, rather than at July 1, 2002, the reported net income (loss) and earnings (loss) per share for the years ended June 30, 2003, 2002 and 2001, respectively, would have been as follows:

	Years Ended June 30,
	2003	2002	2001
	(In thousands)
Net income (loss)
Reported net income (loss)	$849	$1,243	$(1,016)
Add back: amortization, net of tax	—	134	204

Adjusted net income (loss)	$849	$1,377	$(812)

Earnings (loss) per share—basic
Reported net income (loss)	$0.29	$0.41	$(0.31)
Add back: amortization, net of tax	—	0.04	0.06

Adjusted net income (loss)	$0.29	$0.45	$(0.25)

Earnings (loss) per share—diluted
Reported net income (loss)	$0.28	$0.40	$(0.31)
Add back: amortization, net of tax	—	0.04	0.06

Adjusted net income (loss)	$0.28	$0.44	$(0.25)

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

(7) Accrued Expenses

Accrued expenses consist of the following:

	2003	2002
	(In thousands)
Accrued payroll and related expenses	$316	$311
Legal and accounting expenses	229	24
Employee incentive plan	220	280
Deferred rent	113	122
Sales and marketing expenses	42	57
Other	214	226

Total accrued expenses	$1,134	$1,020

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

(8) Operating Lease Obligations

Pacer leases two manufacturing facilities under operating leases expiring in October 2004 and May 2009. Pacer also leases a distribution facility and office equipment under operating lease agreements. The lease for the distribution facility expires in October 2004. Future minimum lease payments under non-cancelable operating leases as of June 30, 2003 are as follows:

Years Ending June 30,	Operating Leases
(In thousands)
2004	$444
2005	321
2006	248
2007	237
2008	254
Thereafter	233

Total minimum lease payments	$1,737

Rent expense was $524,000, $619,000 and $723,000 in 2003, 2002 and 2001, respectively.

(9) Major Customers, Suppliers and Export Sales

Pacer has two customers that each accounted for approximately 14% and 11%, respectively, in fiscal 2003, of net sales and one customer accounted for more than approximately 12% of net sales in fiscal 2002. Pacer has one supplier that accounted for 20%, 18% and 11% of Pacer’s total material purchases during the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Export sales represent approximately 18%, 16% and 14% of net sales in 2003, 2002 and 2001, respectively.

(10) Income Taxes

Income tax expense (benefit) from continuing operations for the fiscal years ended June 30, 2003, 2002 and 2001 consist of:

	2003	2002	2001
	(In thousands)
Federal:
Current	$299	$(323)	$—
Deferred	103	1,168	(416)

	402	845	(416)

State:
Current	39	(150)	—
Deferred	42	63	(5)

	81	(87)	(5)

Foreign:
Current	49	84	28
Deferred	—	—	—

	49	84	28

Total income tax expense (benefit)	$532	$842	$(393)

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2003 and 2002 are presented below:

	2003	2002
	(In thousands)
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$323	$222
Inventories	11	33
Prepaid expenses	(121)	(133)
Vacation accruals	63	83
Advertising accruals	34	56
Other	112	86

Net current deferred tax assets	$422	$347

Non-current deferred tax assets (liabilities):
Depreciation	$60	$126
Amortization	46	165
Net operating loss	—	36
Other	(88)	(89)

Net non-current deferred tax assets (liabilities)	$18	$238

Pacer believes that it is more likely than not that the net deferred tax assets will be realized. This belief is based on past and anticipated future earnings.

The total income tax expense (benefit) differs from the “expected” tax expense (benefit) (computed by applying the U.S. Federal corporate income tax rate of 34%) for 2003, 2002 and 2001 as follows:

	2003	2002	2001
	(In thousands)
Expected income tax provision	$469	$567	$(479)
Non-deductible expenses	49	25	43
State income tax, net of Federal income tax benefit	53	87	(82)
Effect of foreign operations	(39)	167	28
Other	—	(4)	97

Total income tax expense (benefit)	$532	$842	$(393)

(11) Shareholders’ Equity

Nonqualified Stock Option and Incentive Stock Option Plans

Effective November 21, 2000, the Company’s shareholders’ approved a 1-for-5 reverse stock split of its outstanding shares of common stock. All share and per share amounts in these financial statements have been retroactively restated to reflect such reverse split.

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

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

installments of 20% per year over the first five years of the term of the option; or (b) that such accrual shall be accelerated upon the occurrence of certain specified event(s).

There were no stock options granted under this Plan during fiscal year 2003 or 2002.

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

In fiscal year 2003, under this Plan, Pacer granted an option to a Director to purchase 20,000 shares of Pacer’s common stock at $4.95 per share. The market value of the stock was $4.95 per share, on the date of grant. The fair value of the stock option granted during fiscal 2003 was $63,000 on the date of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 48.29%, risk-free interest rate of 3.58%, and an expected life of 10 years. There were no stock options granted under the nonqualified Stock Option Plan during fiscal years 2002 or 2001.

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

In fiscal year 2003, under this Plan, the Company granted options to various employees to purchase a total of 45,000 shares of Pacer’s common stock at prices ranging from $3.90 to $4.31 per share, which equaled the market price of the Company’s common stock at date of grant. The fair value of the stock options granted during fiscal year 2003 was $121,000 on the dates of grant using the Black Scholes option-pricing model with the following assumptions: volatility rate of 48.29% to 48.48%, risk free interest rate of 3.58% to 4.31% and an expected life of 10 years.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

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

In 1993, the Company granted an option to purchase 60,000 shares of common stock at a price equal to fair market value of the shares on the date the option was granted. The exercise period for the option was ten years and options granted vested immediately. This grant was not associated with any stock option plan.

Summary of changes in stock options outstanding are as follows:

1994 SOP & ISOP

	Options Available For Grant	Number Outstanding	Weighted Average Exercise Prices	Weighted Average Fair Value Per Share of Options Granted
Balances at June 30, 2000	253,000	515,000	$4.76
Options granted	(100,000)	100,000	2.63	$1.72
Options cancelled	10,000	(10,000)	5.23

Balances at June 30, 2001	163,000	605,000	$5.10
Options granted	(163,000)	163,000	3.28	$2.10
Options cancelled	85,000	(85,000)	3.89

Balances at June 30, 2002	85,000	683,000	$3.41
Options granted	(65,000)	65,000	4.48	$2.87
Options exercised	—	(20,000)	4.95
Options cancelled	10,000	(10,000)	3.02

Balances at June 30, 2003	30,000	718,000	$4.21

The following table summarizes information about the 1994 SOP & ISOP stock options at June 30, 2003:

Exercise Price	Shares Outstanding at 6/30/03	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Shares Exercisable at 6/30/03	Weighted Average Exercise Price of Exercisable Options
$2.63	100,000	$2.63	7.6 years	60,000	$2.63
$ 3.02—$3.90	144,000	$3.14	7.3 years	134,000	$3.10
$ 4.31—$4.95	114,000	$4.48	7.2 years	79,000	$4.56
$5.00	360,000	$5.00	1.7 years	360,000	$5.00

	718,000			633,000	$4.32

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

1982 Stock Option Plan and Other Shares Granted

	Outstanding Options
	Number of Shares	Exercise Prices	Aggregate Value
Balances at June 30, 2000	140,000	$5.00-$5.40	$706,000
Options expired	(60,000)	$5.00-$5.40	(306,000)

Balances at June 30, 2001	80,000	$5.00	$400,000
Options expired	(20,000)	$5.00	(100,000)

Balances at June 30, 2002 and 2003	60,000	$5.00	$300,000

Warrant to Purchase Common Stock

During the year ended June 30, 2001, the Company issued a warrant to purchase 66,667 shares of common stock at a price of $2.9375 per share that expires on January 28, 2004. The Company valued the warrant at $70,000 using the Black-Scholes option-pricing model.

The Company did not issue any new warrants during the years ended June 30, 2003 or 2002. At June 30, 2003, there is a warrant outstanding to purchase 66,667 shares of common stock.

(12) Earnings (Loss) Per Share

Earnings (loss) per share were computed as follows:

	2003	2002	2001
	(In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted earnings (loss) per share	$849	$1,243	$(1,016)

Denominator:
Denominator for basic earnings (loss) per share—weighted average number of common shares outstanding during the period	2,921	3,022	3,260
Incremental common shares attributable to exercise of outstanding options	106	70	—

Denominator for diluted earnings (loss) per share	3,027	3,092	3,260

Basic earnings (loss) per share	$.29	$.41	$(.31)

Diluted earnings (loss) per share	$.28	$.40	$(.31)

(13) 401(k) Plan

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

Plan expenses, net of forfeitures for the years ended June 30, 2003, 2002 and 2001 were $38,000, $59,000 and $67,000, respectively.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

(14) Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial information for each of the fiscal years ended June 30, 2003 and 2002. This information has been prepared by Pacer on a basis consistent with its audited consolidated financial statements for those years. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with Pacer’s audited consolidated financial statements and notes thereto. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarters Ended
FY 2003	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003
Net sales	$6,523	$5,784	$6,566	$5,529
Gross profit	2,074	1,790	2,154	1,765
Net income (loss)	385	241	395	(172)
Net income (loss) per share:
Basic	$.13	$.08	$.14	$(.06)
Diluted	$.13	$.08	$.13	$(.06)

	Quarters Ended
FY 2002	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002
Net sales	$10,359	$6,886	$6,567	$7,008
Gross profit	2,938	1,864	1,993	1,952
Net income (loss)	904	(70)	353	56
Net income (loss) per share:
Basic	$.29	$(.02)	$.12	$.02
Diluted	$.29	$(.02)	$.11	$.02

(15) Acquisitions & Dispositions

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

(16) United Kingdom Distribution Facility Closure

During the fourth quarter ended June 30, 2001, the board of directors instituted a repositioning plan to focus the Company’s resources on its core adhesive and sealant business. In connection with this repositioning plan, the Company decided to close its United Kingdom operations and distribution facility. As a result of this closure, the Company did not renew the facility lease, which expired in July 2001. The Company will, however, continue to

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended June 30, 2003, 2002 and 2001

maintain a small sales office. Included in cost of sales in the accompanying 2001 consolidated statement of operations is a write-off of $500,000 associated with the cost of closure.

(17) Commitments and Contingencies

In June of 2000, the Company entered into an intellectual property license agreement pursuant to which Pacer obtained exclusive marketing and distribution rights from Pro-Tel, Inc., to the Bondini product line. As part of this agreement, the Company has the obligation to make a monthly royalty payment to Pro-Tel equal to 10% of net sales through the fiscal year ended June 30, 2005.

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

Pacer has severance compensation agreements with certain of its officers. Those agreements provide for, in the event of termination due to a change of control or termination without cause, a lump-sum payment equal to 2.99 times the sum of the officers highest base salary within the twelve-month period prior to the termination and an amount equal to any bonuses that would have be paid.

Pacer is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without material effect on Pacer’s financial position or results of operations.

(18) Related Party Transactions

During the years ended June 30, 2003, 2002 and 2001, Pacer incurred legal expenses of $7,000, $62,000 and $83,000, respectively, to a law firm, one of the partners of which is a shareholder and, until August 2002, was a member of Pacer’s board of directors.

(19) Subsequent Event

On July 30, 2003, Pacer Technology and Cyan Investments, LLC announced that they have signed a definitive merger agreement providing for Cyan Holding Co., a subsidiary of Cyan Investments, LLC (“Cyan”), to acquire, for $6.95 per share in cash, the approximately 70% of Pacer’s outstanding common stock that Cyan does not already own. In addition, all of Pacer’s outstanding stock options will be converted into a right to receive cash in an amount equal to the difference between $6.95 per share and the respective exercise prices of those options. The per share consideration, together with the cash that will be paid for the options, places the aggregate value of Pacer’s shares (inclusive of options) at approximately $22.6 million.

SCHEDULE II—PACER TECHNOLOGY

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance At Beginning of Period	Additions	Deductions(1)	Balance At End of Period
	(In thousands)
Allowance for doubtful accounts:
Year Ended June 30, 2001	$304	$499	$(460)	$343
Year Ended June 30, 2002	$343	$703	$(528)	$518
Year Ended June 30, 2003	$518	$472	$(237)	$753

(1)	Write-off of doubtful accounts against the allowance and recoveries.

Description	Balance At Beginning of Period	Additions	Deductions(1)	Balance At End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended June 30, 2001	$638	$84	$(445)	$277
Year Ended June 30, 2002	$277	$258	$(515)	$20
Year Ended June 30, 2003	$20	$63	$(58)	$25

(1)	Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Pacer’s management, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, Pacer’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in Pacer’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement for its Annual Meeting of Shareholders that is expected to be filed with the Commission on or before October 28, 2003.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement which is expected to be filed with the Commission on or before October 28, 2003 for the Company’s annual shareholders’ meeting.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before October 28, 2003 for the Company’s annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of June 30, 2003. Amounts in this table have been retroactively adjusted for a 1-for-5 reverse stock split effectuated in November 2000:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	718,000	$4.21	330,000
Equity compensation not approved by shareholders (1)	126,667	3.91	—

Total	844,667	$4.17	330,000

(1)	Issuable under a stock purchase warrant that was granted to a consultant for services rendered to Pacer in fiscal 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement that is expected to be filed with the Commission on or before October 28, 2003 for the Company’s annual shareholders’ meeting.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

Not Applicable.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

See Financial Statement Index included in Item 8 of Part II of this Form 10-K.

(a)(2) Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts

All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or are not applicable.

(a)(3)Exhibits

The following is a list of the exhibits filed with this Annual Report on Form 10-K.

Number	Description

Exhibit 2.1	Agreement and Plan of Merger, dated July 29, 2003, by and among Pacer Technology, Cyan Holding Co. and PT Acquisition Corp. (1)

Exhibit 3.1	Articles of Incorporation(2)

Exhibit 3.2	By-laws(2)

Exhibit 4.1	Stock Purchase Warrant for 66,667 shares of Common Stock (3)

Exhibit 4.2	2001 Stock Incentive Plan approved by shareholders on November 13, 2001(5)

Exhibit 10.7	Agreement to Extend Term of Lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga (4)

Exhibit 10.8	Lease Termination Agreement for facilities in Rancho Cucamonga dated October 25, 2001(4)

Exhibit 10.9	New Operating Lease for facilities located in Rancho Cucamonga dated May 9, 2002 (5)

Exhibit 10.10	Severance Compensation Agreement with Richard S. Kay dated January 30, 2002 (5)

Exhibit 10.11	Severance Compensation Agreements with Ronald T. Gravette dated January 30, 2002 (5)

Exhibit 10.12	Credit Agreement with Wells Fargo Bank dated May 1, 2002 (5)

Exhibit 21	Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Auditors

Exhibit 31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated July 29, 2003
(2)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 1986.
(3)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2001.
(4)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 1999.
(5)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2002.

(b)	Reports on Form 8-K

Pacer filed a Current Report on Form 8-K dated July 29, 2003 to report, under Item 5—“Other Events” the signing of the Agreement and Plan of Merger dated as of July 29, 2003 among Pacer, Cyan Holding Co., and its wholly owned subsidiary, PT Acquisition corp. A copy of that Agreement was appended as Exhibit 2.1 to that Current Report.

Pacer filed a Current Report Form 8-K dated August 26, 2003 to report, under Item 12—“Results of Operations and Financial Condition,” the issuance by Pacer of a press release announcing its earnings for the quarter and fiscal year ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 25, 2003	PACER TECHNOLOGY

	By:	/s/ RICHARD S. KAY
Richard S. Kay,
Chairman of the Board of Directors,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each person whose signature to this Report appears below hereby appoints Richard S. Kay to act severally as attorney-in-fact and agent, with power of substitution and resubstitution, to sign on his behalf, and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ RICHARD S. KAY Richard S. Kay	Chairman of the Board of Directors, Chief Executive Officer, President and Director	September 25, 2003

/s/ RICHARD S. KAY Richard S. Kay	Acting Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 25, 2003

/s/ JOHN G. HOCKIN, II	Director	September 25, 2003
John G. Hockin, II

/s/ CARL HATHAWAY	Director	September 25, 2003
Carl Hathaway

S-1

INDEX TO EXHIBITS

Number	Description

Exhibit 2.1	Agreement and Plan of Merger, dated July 29, 2003, by and among Pacer Technology, Cyan Holding Co. and PT Acquisition Corp. (1)

Exhibit 3.1	Articles of Incorporation(2)

Exhibit 3.2	By-laws(2)

Exhibit 4.1	Stock Purchase Warrant for 66,667 shares of Common Stock (3)

Exhibit 4.2	2001 Stock Incentive Plan approved by shareholders on November 13, 2001(5)

Exhibit 10.7	Agreement to Extend Term of Lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga (4)

Exhibit 10.8	Lease Termination Agreement for facilities in Rancho Cucamonga dated October 25, 2001(4)

Exhibit 10.9	New Operating Lease for facilities located in Rancho Cucamonga dated May 9, 2002 (5)

Exhibit 10.10	Severance Compensation Agreement with Richard S. Kay dated January 30, 2002 (5)

Exhibit 10.11	Severance Compensation Agreements with Ronald T. Gravette dated January 30, 2002 (5)

Exhibit 10.12	Credit Agreement with Wells Fargo Bank dated May 1, 2002 (5)

Exhibit 21	Subsidiaries of Registrant

Exhibit 23.1	Consent of Independent Auditors

Exhibit 31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated July 29, 2003
(2)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 1986.
(3)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2001.
(4)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 1999.
(5)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2002.

E-1