Form 10-K/A
period 2003-06-30
PACER TECHNOLOGY
filed 2003-10-27
CIK 275866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ______________

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

The number of shares outstanding of the Registrant’s Common Stock, as of October 7, 2003, was 2,939,851.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for Pacer Technology. for its fiscal year ended June 30, 2003 (the “Annual Report”) supplements the Annual Report by including the information, that was to have been incorporated by reference, in Part III of the Annual Report and also attaches Exhibits 31.1 and 31.2.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is the name and certain biographical information concerning each of the members of the Board of Directors.

Name and Age	Director Since	Positions with Pacer
Richard S. Kay, 61	2001	Chairman, Chief Executive Officer, Acting Chief Financial Officer, President and Director
Carl E. Hathaway, 70	1985	Director
John G. Hockin, II, 59	1984	Director

Richard S. Kay. Mr. Kay is the Chairman of the Board of Directors and Chief Executive Officer and President of Pacer. He became and has been Chairman since February 21, 2001 and he became and has been Chief Executive Officer and President since July 9, 2001. In September 2003, he was appointed as and currently is the acting Chief Financial Officer of the Company. Mr. Kay has been a CEO and CFO for several companies operating in different industries, including manufacturing and consumer products, energy, healthcare and food service. He was the CFO for three different companies during their initial public offerings and the CFO for four companies during the course of their merger transactions. Most recently he was, from 1999 to 2000, the COO and CFO for TruCost Food Systems, a company formed in 1999 to develop a foodservice web site. Beginning in 1992 he served as CFO of Paragon Steakhouse Restaurants. He was promoted to be the CEO in 1997 and was responsible for the turnaround for this owner and operator of 73 upscale casual restaurants, with more than 4,000 employees located in eleven states. Paragon was sold in 1999.

Carl E. Hathaway. Mr. Hathaway is, and since 1981 has been, president of Hathaway & Associates, Ltd., a registered investment advisory firm.

John G. Hockin, II. Dr. Hockin is a dentist who specializes in, and since 1971 has been engaged in the private practice of, endodontics. Dr. Hockin served as Chairman of the Board of Directors of Pacer from 1984 to 2000.

Ronald T. Gravette. Mr. Gravette joined Pacer in December 2000 as the General Sales Manager for the Central United States where his responsibilities included many of Pacer’s key accounts. He was promoted to Vice President, Sales in October 2001. Prior to joining Pacer, Mr. Gravette held numerous sales and sales related positions in a variety of industries, including foodservice, hospitality and publishing. From 1995 to 1998, he served as Associate Publisher for Marcoa Publishing, Inc. and then, from 1998 to 2000, for International Business Publishers, Inc. During this same period, Mr. Gravette also served as a consultant to Stagecoach Properties, Inc., a hotel and restaurant family business enterprise. He earned his Bachelor’s degree from the University of Redlands. Mr. Gravette is the son of Mr. E.T. Gravette who is a former director of the Company and one of the principal owners of Cyan (see “DESCRIPTION OF BUSINESS—Introduction—Recent Developments—Merger Agreement with Cyan Holding Co.). There are no other family relationships among any of the directors or executive officers of the Company.

Meetings of the Board of Directors

The Board of Directors of the Company held 7 meetings during the year ended June 30, 2003. Each incumbent Director attended at least 75% of the sum of (i) the number of meetings of the Board, and (ii) the number of meetings of all committees of the Board on which he served, that were held during his term of office in that fiscal year.

Committees of the Board of Directors

The Board of Directors of the Company has established a standing Audit Committee that is authorized to deal with all matters which it deems appropriate regarding the review and audit of Pacer’s financial statements and Pacer’s accounting and internal controls systems, including the scope of the annual audit and the accounting methods and systems utilized by Pacer, in consultation with Pacer’s independent auditors who report directly to the Audit Committee with respect to such matters. The Audit Committee also selects the independent auditors for the Company. The current members of the Audit Committee are Carl E. Hathaway and John G. Hockin, II, none of whom has ever served as an officer or employee of the Company. Each of the members of the Audit Committee was independent (as such term is defined in the NASD’s listing rules), at the time of their election to the Committee. The Audit Committee held 5 meetings during the year ended June 30, 2003.

The Board of Directors, as a whole, serves as and performs the functions of the Compensation Committee. It adopts executive remuneration policies of the Company and makes determinations with respect to the compensation to be paid to Pacer’s officers and with respect to the establishment of employee benefit programs for Pacer’s employees. The Board held 1 meeting during the year ended June 30, 2003, which focused solely on compensation issues. However, the Board periodically considers and makes decisions with respect to increases in or adjustments to the compensation of officers and other key management employees at regular Board meetings. Mr. Kay, who is a director and the Chief Executive Officer and President of the Company, does not participate in the deliberations of or in voting by the Board with respect to his compensation or benefits.

The Board of Directors, as a whole, also serves as and performs the function of the Nominating Committee, which identifies and screens candidates for membership on the Board of Directors of the Company. Shareholders desiring the Board to consider candidates for election to the Board should send information, in writing, addressed to the Secretary of the Company at its offices, 9420 Santa Anita Avenue, Rancho Cucamonga, California 91730, regarding the identities of those candidates, their ages, their occupational history and, if known, their ownership of shares of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon information made available to the Company, the Company believes that the filing requirements under Section 16(a) of the Securities Exchange Act of 1934 relating to share transactions during the fiscal year ended June 30, 2003 were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation received for the three fiscal years ended June 30, 2003 by the executive officers of the Company that received cash compensation in excess of $100,000 during the fiscal year ended June 30, 2003 (the “Named Officers”).

Summary Compensation Table

				Long Term Compensation Awards
	Annual Compensation			Stock Options	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($) (4)	(Shares) (#)	Compensation (5)
Richard S. Kay (1)	2003	$254,077	$50,000	0	$4,356
Chairman, Chief Executive Officer and President	2002	216,942	90,000	50,000	1,658
	2001	64,962	0	100,000	385
Laurence R. Huff (2)	2003	$131,538	$12,600	0	$392
Vice President and Chief Financial Officer	2002	124,942	30,000	3,000	1,073
	2001	114,141	0	0	3,181
Ronald T. Gravette (3)	2003	$153,692	$30,000	15,000	$704
Vice President of Sales	2002	122,500	30,000	25,000	936

(1)	Mr. Kay was appointed Pacer’s Chairman and became a full time officer of the Company on February 21, 2001.

(2)	Mr. Huff joined the Company as Vice President and Chief Financial Officer in September 1999, which was the end of the first quarter of fiscal 2000. Mr. Huff resigned as Chief Financial Officer effective August 28, 2003.

(3)	Mr. Gravette became Pacer’s Vice President of Sales in October 2002.

(4)	For each of the periods presented, the Board of Directors established annual incentive compensation programs for management employees of the Company, including the Company’s executive officers, which provided for payment of bonuses based on the extent to which the Company achieved or exceeded certain performance goals and the individual performance of those officers.

(5)	All Other Compensation consists of premiums paid by Pacer for group life insurance benefits.

Stock Options

Option Grants in fiscal 2003. Set forth in the following table is the information relating to the options that were granted to the Named Officers during the fiscal year ended June 30, 2003.

	Number of Shares Underlying	Exercise Price	Expiration	Potential Realizable Value of Options at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Options Granted (1)	($/ Share)	Dates (2)	5%	10%
Ronald T. Gravette	15,000	$4.31	2012	$ 40,658	$103,035

(1)	Mr. Gravette received 23.1% of options to purchase an aggregate of 65,000 shares of common stock that were granted to employees and directors during the fiscal year ended June 30, 2003.

(2)	Twenty percent of the options vested on the date of grant and the remainder vest in four annual installments of 20% each, commencing one year following the date of grant.

(3)	There is no assurance that the values that may be realized by the Named Officer on exercise of the options will be at or near the value estimated in the table, which utilizes compounded rates of growth of Pacer’s stock price, as mandated by the Securities and Exchange Commission, of 5% and 10% per year.

Fiscal Year-End Option Values

Fiscal Year-End Option Values. None of the Named Officers exercised any options in fiscal 2003. The following table provides information with respect to the value of unexercised “in-the-money” options held by the Named Officers as of June 30, 2003, as of which date the average of the high and low bid prices of the Company’s common stock as reported by NASDAQ was $5.68.

	Number of Shares Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard S. Kay	110,000	40,000	$316,300	$122,200
Laurence R. Huff	10,000	0	13,440	0
Ronald T. Gravette	28,000	12,000	70,610	16,440

Severance Agreements

The Company has entered into severance compensation agreements with Richard Kay, its Chairman, Chief Executive Officer, Acting Chief Financial Officer and President and with Ronald T. Gravette, its Vice President of Sales. Each of those agreements provides that if there is a change in control of the Company, whether by means of an acquisition of its shares, or a merger with another corporation or a sale of its assets, and within 12 months thereafter, the officer’s employment is terminated without cause or the officer terminates his employment for “Good Reason” (as defined), the officer will receive a lump sum payment equal to the 2.99 times the sum of (i) the highest base salary paid to the officer during the twelve month period prior to such termination, (ii) an amount equal to the bonuses that would have been paid to the officer under any applicable incentive compensation plans, assuming all performance goals established under such plans had been met. In addition, upon such termination following a change in control of the Company, the officer’s health and life insurance benefits would be continued for a period of three years from the date of termination. Events or circumstances constituting “Good Reason” include a reduction in the officer’s compensation or employee benefits or in his position or the scope of his authority or duties, or a relocation of the Company’s offices where the executive customarily performs his duties. The severance compensation agreements also provide for the payment of severance compensation, in a like amount, to the officer in the event the Company terminates his employment without cause (as defined) at any time, whether or not a change of control of the Company has occurred. Each severance compensation agreement is terminable at any time by the Company, but any such voluntary termination will not be effective until the expiration of a period of two years after notice of termination is given by the Company. If, however, the officer’s employment is terminated for cause (as defined) or due to his retirement or death or due to his voluntary resignation (other than for Good Reason), the severance agreement will terminate concurrently with the termination of employment. If the officer’s employment is terminated due to his disability, the severance compensation agreement will terminate 30 days thereafter.

Directors’ Fees

During fiscal year 2003, the Company paid each non-employee Director $500 per month in directors’ fees for services and attendance at Board and committee meetings. Members of the Special Committee of the Board of Directors received $10,000 per month for the period April 2003 to July 2003 for services and attendance at Special Committee meetings.

Compensation Committee Interlocks and Insider Participation

The Board of Directors, as a whole, serves as and performs the functions of a Compensation Committee. Mr. Kay, a member of the Board of Directors, also is Pacer’s Chief Executive Officer, Acting Chief Financial Officer and President. The Board believes that Mr. Kay’s participation in management compensation decisions is important, because he is most knowledgeable with respect to the performance of members of management. However, Mr. Kay does not participate in the deliberations of or voting by the Board with respect to his compensation and benefits.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 7, 2003 information regarding the ownership of the Company’s outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and the Named Officers of the Company and all directors and officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2) (3)		Percent of Outstanding Shares (2)
Cyan Investments LLC E. T. Gravette, Jr. G. Jeffrey Records, Jr. 501 N.W. Grand Blvd., Oklahoma City, OK 73118	874,927	(4)	28.9%
John G. Hockin, II	349,208	(5)(6)	10.9%
Richard S. Kay	120,000	(5)	3.9%
Carl E. Hathaway	40,000	(5)	1.4%
Ronald T. Gravette	32,108	(5)	1.1%
All directors and officers as a group (5 in number)	541,316	(7)	16.4%

*	Represents less than 1% of the class of securities.

(1)	Except as otherwise indicated, the address of each of the individuals named in this table is Pacer’s address.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in each of such person’s share ownership totals; and (c) if a person holds options or warrants to purchase shares that are exercisable or will become exercisable in the succeeding sixty (60) days, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options or warrants held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person.

(3)	Unless otherwise indicated, subject to any applicable community property laws, each of the persons named in the table has sole voting and investment power with respect to the shares shown opposite his or her name above.

(4)	According to the Schedule 13D filed with the Securities and Exchange Commission, E.T. Gravette and G. Jeffrey Records are the managers of Cyan Investments LLC, an Oklahoma limited liability company (“Cyan”). Mr. Gravette also is a private investor. Cyan is the beneficial owner of 715,327 shares of Pacer’s common stock, which includes 66,667 shares issuable upon exercise of warrants beneficially held by Cyan. Mr. Gravette and Mr. Records, as managers and members of Cyan, may be deemed to beneficially own 100% of the Pacer shares held by Cyan. Mr. Gravette owns 159,600 shares of Pacer’s common stock which includes 20,000 shares issuable upon exercise of in-the-money options held by Mr. Gravette.

(5)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending October 27, 2003 as follows: Dr. Hockin—260,000 shares; Mr. Kay—110,000 shares; Mr. Hathaway—20,000 shares; and Mr. Ronald Gravette—31,000 shares.

(6)	Includes 89,208 shares held in an employee benefit trust of which Dr. Hockin is the sole trustee. Dr. Hockin disclaims beneficial ownership of these shares.

(7)	Includes a total of 421,000 shares subject to outstanding options exercisable during the 60-day period ending December 7, 2003.

The following table provides information relating to our equity compensation plans as of June 30, 2003. Amounts in this table have been retroactively adjusted for a 1-for-5 reverse stock split effectuated in November 2000:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by shareholders	718,000	$4.21	330,000
Equity compensation not approved by shareholders (1)	126,667	3.91	—

Total	844,667	$4.17	330,000

(1)	Issuable under a stock purchase warrant that was granted to a consultant for services rendered to Pacer in fiscal 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICE

Not Yet Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 27, 2003	PACER TECHNOLOGY

	By:	/s/ RICHARD S. KAY

Richard S. Kay, Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD S. KAY	Chairman of the Board of Directors, Chief	October 27, 2003

Richard S. Kay	Executive Officer, President and Director

/s/ RICHARD S. KAY	Acting Chief Financial Officer (Principal	October 27, 2003

Richard S. Kay	Financial and Principal Accounting Officer)

/s/ JOHN G. HOCKIN, II	Director	October 27, 2003

John G. Hockin, II

/s/ CARL HATHAWAY	Director	October 27, 2003

Carl Hathaway

S-1

INDEX TO EXHIBITS

Number	Description
Exhibit 2.1	Agreement and Plan of Merger, dated July 29, 2003, by and among Pacer Technology, Cyan Holding Co. and PT Acquisition Corp. (1)
Exhibit 3.1	Articles of Incorporation(2)
Exhibit 3.2	By-laws(2)
Exhibit 4.1	Stock Purchase Warrant for 66,667 shares of Common Stock (3)
Exhibit 4.2	2001 Stock Incentive Plan approved by shareholders on November 13, 2001(5)
Exhibit 10.7	Agreement to Extend Term of Lease agreement dated March 1, 1988 for facilities in Rancho Cucamonga (4)
Exhibit 10.8	Lease Termination Agreement for facilities in Rancho Cucamonga dated October 25, 2001(4)
Exhibit 10.9	New Operating Lease for facilities located in Rancho Cucamonga dated May 9, 2002 (5)
Exhibit 10.10	Severance Compensation Agreement with Richard S. Kay dated January 30, 2002 (5)
Exhibit 10.11	Severance Compensation Agreements with Ronald T. Gravette dated January 30, 2002 (5)
Exhibit 10.12	Credit Agreement with Wells Fargo Bank dated May 1, 2002 (5)
Exhibit 21	Subsidiaries of Registrant (6)
Exhibit 23.1	Consent of Independent Auditors (6)
Exhibit 31.1	CEO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	CEO Certifications under Section 906 of the Sarbanes-Oxley Act (6)
Exhibit 32.2	CFO Certifications under Section 906 of the Sarbanes-Oxley Act (6)

(1)	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated July 29, 2003

(2)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 1986.

(3)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2001.

(4)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 1999.

(5)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2002.

(6)	Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for fiscal year ended June 30, 2003 being amended hereby, which was filed with the Commission on September 25, 2003.

E-1