Form 10-Q
period 2003-09-30
PACER TECHNOLOGY
filed 2003-11-13
CIK 275866

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarterly Period Ended: September 30, 2003

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

YES    ☒    NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☐    NO    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

2,939,851 shares of Common Stock at November 10, 2003

PACER TECHNOLOGY

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACER TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003	June 30, 2003
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$3,614	$3,272
Trade receivables, less allowance for doubtful accounts of $47 and $753, respectively	3,897	3,770
Other receivables	380	447
Inventories, net	3,792	4,176
Prepaid expenses	739	550
Deferred income taxes	422	422

Total current assets	12,844	12,637

Equipment and leasehold improvements	1,577	1,672
Cost in excess of assets acquired	1,163	1,163
Deferred income taxes	18	18

Total assets	$15,602	$15,490

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,458	$1,152
Accrued expenses	890	1,134
Current installments of capital lease obligations and long-term debt	164	181

Total current liabilities	2,512	2,467
Long-term capital lease obligations and long-term debt, excluding current installments	500	531

Total liabilities	3,012	2,998
SHAREHOLDERS’ EQUITY
Common stock, no par value; authorized: 50,000,000 shares; issued and outstanding: 2,939,851 at September 30, 2003 and 2,939,851 at June 30, 2003	7,214	7,214
Retained earnings	5,376	5,278

Total shareholders’ equity	12,590	12,492

Total liabilities and shareholders’ equity	$15,602	$15,490

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net sales	$5,733	$6,523
Cost of sales	3,663	4,449

Gross profit	2,070	2,074
Selling, general and administrative expenses	1,944	1,438

Operating income	126	636
Other (income) expense:
Interest (income) expense, net	8	(2)

Income before income taxes	118	638
Income tax expense	45	253

Net income	$73	$385

Net earnings per share:
Basic earnings per share	$0.02	$0.13

Diluted earnings per share	$0.02	$0.13

Weighted average shares outstanding:
Weighted average shares – basic	2,940	2,922

Weighted average shares – diluted	3,238	3,020

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$73	$385
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	123	102
Allowance for doubtful accounts	(706)	46
Loss on sale/disposition of property and equipment	—	1
Stock compensation expense	25	—
Changes in operating assets and liabilities, excluding effects of dispositions:
(Increase) decrease in trade accounts receivable	579	(224)
Decrease in other receivables	67	250
(Increase) decrease in inventories, net	384	(1,191)
(Increase) decrease in prepaid expenses and other assets	(189)	20
Increase (decrease) in accounts payable	306	(153)
Decrease in accrued expenses	(244)	(67)

Net cash provided by (used in) operating activities	418	(831)

Cash flows from investing activities:
Capital expenditures	(28)	(166)

Net cash used in investing activities	(28)	(166)

Cash flows from financing activities:
Payments on capital lease obligations and long-term debt	(48)	(30)
Repurchase of common stock	—	(41)

Net cash used in financing activities	(48)	(71)

Net increase (decrease) in cash	342	(1,068)
Cash at beginning of period	3,272	1,199

Cash at end of period	$3,614	$131

See accompanying notes to consolidated financial statements.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS:

The consolidated financial statements for the three month periods ended September 30, 2003 and September 30, 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which consist of normal recurring adjustments and accruals) necessary to present fairly the Company’s consolidated financial position at September 30, 2003 and the consolidated results of its operations for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the periods ended September 30, 2003 and September 30, 2002 are not necessarily indicative of the operating results that might be expected for a full year or for any other interim periods.

2.   RECLASSIFICATIONS:

Certain reclassifications have been made to the September 30, 2002 financial statements to conform to the current year presentation.

3.   STOCK-BASED COMPENSATION:

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company adopted FAS 148 as of January 1, 2003 through its continued application of the intrinsic value method of accounting under APB 25. Financial statement disclosures of the effect on net income and earnings per share if fair value provisions of FAS 148 had been applied are set forth below.

Pacer has several stock-based employee compensation plans and accounts for these plans under the recognition and measurement principles of APB 25. No stock based employee compensation costs are reflected in net earnings for the quarter ended September 30, 2002, as all options granted under these plans had exercise prices that were equal to or greater than the market value of the common stock on their respective dates of grant. However, during the first quarter ended September 30, 2003, the Company recorded compensation expense associated with the modification of an employee stock option totaling approximately $25,000 that is reflected in net earnings for the quarter ended September 30, 2003. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FAS 123.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 31,
	2003	2002
	(in thousands)
Net income, as reported	$73	$385
Add back: Stock based compensation included above	25	—
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(35)	(19)

Pro forma net income	$63	$366

Earnings per share:
Basic – as reported	$0.02	$0.13
Weighted Average Shares – Basic	2,940	2,922
Diluted – as reported	$0.02	$0.13
Weighted Average Shares – Diluted	3,238	3,020
Basic – pro forma	$0.02	$0.13
Weighted Average Shares – Basic	2,940	2,922
Diluted – pro forma	$0.02	$0.12
Weighted Average Shares – Diluted	3,268	3,111

4.   INVENTORIES:

Inventories consisted of the following:

	September 30, 2003	June 30, 2003
	(in thousands)
Raw materials	$1,955	$1,991
Work in process	183	323
Finished goods	1,680	1,887
Less: reserves	(26)	(25)

Inventories, net	$3,792	$4,176

5.   LONG-TERM DEBT:

Pacer has a revolving bank credit line that permits it to borrow up to the lesser of (i) $7.0 million, or (ii) the sum of 70% of the amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and 35% of its raw materials inventories. Credit line borrowings are used primarily to fund working capital requirements. Borrowings under the credit line bear interest at the bank’s prime rate (4.00% as of September 30, 2003) less 0.25%, or at a LIBOR base rate plus 2.50% and are secured by a first priority security interest in all of the Company’s assets. Pacer is required to make monthly interest only payments on outstanding borrowings until the maturity date of the credit line, which is February 1, 2004. As of September 30, 2003, no borrowings were outstanding under the credit line and Pacer had approximately $4.2 million of borrowings available based on eligible collateral.

Pacer also has a credit facility to fund commercial and standby letters of credit and banker’s acceptances in amounts not to exceed $1.5 million in the aggregate. Any amount outstanding on this additional credit facility reduces the borrowing base on the revolving bank credit line. This credit facility expires on February 1, 2004. As of September 30, 2003, there were no commercial or standby letters of credit or banker’s acceptances outstanding under this facility.

The agreement with the bank requires Pacer to maintain certain financial ratios and to comply with certain restrictive covenants. As of September 30, 2003, Pacer was in compliance with all of these covenants.

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.   COSTS IN EXCESS OF ASSETS ACQUIRED

As of July 1, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of July 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of income for the quarters ended September 30, 2003 and 2002.

7.   COMMITMENTS AND CONTINGENCIES:

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

PACER TECHNOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

8.    RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). The Interpretation significantly changes previous consolidation guidance pertaining to Special Purpose Entities (“SPEs”). The Interpretation clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003, are required to apply the provisions of the Interpretation immediately. A public entity with a variable interest in a VIE created before February 1, 2003, is required to apply the consolidation provisions of the Interpretation to that entity in the first fiscal year or interim period ending after December 15, 2003. The Interpretation also requires certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the Interpretation becomes effective. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“FAS 149”) amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“FAS 150”). This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150 requires that those instruments be classified as liabilities in the balance sheet. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of this statement did not have a significant impact on the Company’s results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Recent Developments—Merger Agreement with Cyan Holding Co.

As previously reported, on July 29, 2003, Pacer entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cyan Holding Co., a subsidiary of Cyan Investments, LLC (“Cyan”). Cyan and its affiliates own a total of approximately 30% of Pacer’s outstanding shares of common stock and one of the two principal owners of Cyan is Ellis T. Gravette, Jr., who served as a director of Pacer from March 2000 to March 2003 and as Chairman of its Board of Directors from March 2000 to February 2001.

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

Consummation of the Merger is subject to satisfaction of certain conditions, all as more fully set forth in the Merger Agreement. Those conditions include, among others, that any third party consents required for the Merger be obtained and that the Merger Agreement be approved by the holders of at least 50% of the Pacer shares not owned by Cyan and its affiliates. Cyan’s obligation to consummate the Merger is not conditioned on obtaining of financing, and Cyan provided to the Special Committee evidence of Cyan’s ability to fund the Merger consideration.

A special meeting of Pacer’s shareholders has been scheduled to be held at 9:00 A.M. Pacific Standard Time on Tuesday, December 9, 2003 at the Ayres Suites Hotel in Ontario, California, at which shareholders will vote on whether to approve the principal terms of the Merger Agreement.

The announcement of the scheduling of the special meeting of shareholders is neither a solicitation of a proxy, an offer to purchase nor a solicitation of an offer to sell shares of Pacer Technology. Proxy materials for the special meeting describing and containing other information about the proposed merger, including a copy of the Agreement and Plan of Merger, were mailed on or about October 31, 2003 to shareholders of record as of October 24, 2003. We urge our shareholders to read those materials before making any decision regarding the proposed merger. It will be possible to obtain copies of those proxy materials, and any amendments or supplements to those materials that might be filed in the future, without charge, at the SEC’s website at www.sec.gov or at Pacer’s website at www.pacertechnology.com, as they become available.

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

It is our practice to establish reserves or allowances against which we are able to charge downward adjustments or “write-downs” in the fair market value of those of our assets that are likely to fluctuate in value. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence based on estimates or judgments that we make about the collectivility of accounts receivable and the market and salability of products in inventories. Write-downs of uncollectible accounts or the value of obsolete or slow moving inventories are charged against those reserves or allowances. The reserves or allowances are established and replenished (following write-downs), or increased in response to changed economic conditions or other circumstances, by charges to operations. With respect to other assets, such as goodwill, we write down their fair market value through increases in operating expenses directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair market value. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under GAAP, most businesses also must make estimates or judgments regarding the amounts at which and the periods during which sales are recorded. Those estimates and judgments will depend on such factors as the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP may require that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical product return experience. In addition, promotional allowances and discounts that are extended to customers also may be charged against, and therefore can reduce, reported revenues.

In making our estimates and assumptions, we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair market value of those assets and to establish adequate reserves or allowances that are adequate to absorb potential write-downs in the value of accounts receivable and inventories. Set forth below is a summary of the critical accounting policies that we believe are material to an understanding of our financial condition and results of operations.

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

Costs in Excess of Assets Acquired.  Pacer adopted SFAS No. 142 in the first quarter of fiscal 2003. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, and upon adoption through a transitional impairment test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. For purposes of this impairment test, Pacer is considered to have only one reporting unit. Pacer has completed the transitional goodwill impairment tests and has determined that the fair value of the net assets exceeded the carrying value of those assets and that, as a result, no goodwill impairment had occurred and it was not be necessary to record an impairment charge in the quarter ended September 30, 2003.

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

Results of Operations

The following table presents significant line items from the Company’s statements of income for the three month periods ended September 30, 2003 and 2002, as a percentage of our net sales in those periods:

	Three Months Ended September 30,
	2003	2002
Net sales	100.0%	100.0%
Gross profit	36.1%	31.8%
Selling, general and administrative expenses	33.9%	22.0%
Operating income	2.2%	9.8%
Interest (income) expense, net	0.1%	—
Income before income taxes	2.1%	9.8%
Net income	1.3%	5.9%

Net sales.  Net sales in the first quarter of fiscal 2004 declined by 12.1% to $5.7 million from $6.5 million in the same quarter of the last fiscal year. More than 90% of that decline was attributable to (i) lower sales to Pacer’s largest customer due to a reorganization of its buying territories; and (ii) the fact that sales in the first quarter of the prior year benefited from the shipment of large initial fulfillment orders of a new line of products for another customer.

Gross profit.  Our gross profit for the quarter ended September 30, 2003 was $2.1 million, or 36.1% of net sales versus $2.1 million, or 31.8% of net sales in the same period in the prior year. This improvement in gross margin as a percentage of net sales was the result of a number of factors, including: improved operating efficiencies that resulted from the sale of the nail care businesses in fiscal 2001 and fiscal 2002, reductions in raw material costs and a favorable shift in product mix to a greater proportion of higher margin products.

Selling, general and administrative.  Selling, general and administrative expenses (“SG&A”), increased to $1.9 million or 33.9% of net sales in the quarter ended September 30, 2003 as compared to $1.4 million or 22.0% of net sales in the same quarter of the prior year. SG&A for the first quarter of fiscal 2004 included $502,000 of transaction related costs associated with the proposed merger agreement with Cyan. If these transaction costs were excluded, SG&A would have been $1.4 million or 25.1% of net sales.

Operating income.  Operating income for the quarter ended September 30, 2003 was $126,000, or 2.2% of sales, compared to $636,000 or 9.8% of sales in the same quarter of the prior year. If the transaction related charges associated with the proposed merger agreement with Cyan were eliminated, our operating income for the quarter ended September 30, 2003 would have been $628,000 or 11.0% of net sales.

Liquidity and Capital Resources

Net cash provided by all activities during the quarter ended September 30, 2003 was $342,000 compared to cash used of $1.1 million during the same quarter of the prior year.

Cash provided by operations during the first quarter of the current fiscal year was $418,000 compared to cash used in operations of $831,000 during the same quarter of the prior year. Cash was provided by operations in the current year quarter as a result of using inventory on hand and collection of accounts receivable.

Cash used in investing activities during the first quarter of the current fiscal year was $28,000 as compared to $166,000 during the corresponding period of the prior year due to a decrease in capital expenditures during the quarter ended September 30, 2003.

Cash consumed by our financing activities was $48,000 during the first three months of the current fiscal year as compared to $71,000 used during the first quarter of the prior fiscal year. The cash consumed was used to reduce long-term debt and capital lease obligations.

During the three months ended September 30, 2003, Pacer funded its working capital requirements with internally generated funds. However, Pacer maintains a revolving bank credit line pursuant to which it may borrow up to the lesser of (i) $7 million or (ii) the sum of 70% of the face dollar amount of eligible accounts receivable plus 46% of the cost of its finished goods inventories and approximately 35% of raw materials inventories (the “borrowing base”). Borrowings under the credit facility are payable in monthly interest only installments until the maturity date of the credit line, which is February 1, 2004. During the quarter ended September 30, 2003, Pacer’s credit line bore interest at the bank’s prime rate (4.00% as of September 30, 2003), less 0.25%, or at the bank’s LIBOR base rate, plus 2.50%. As of September 30, 2003, Pacer had no borrowings outstanding on its revolving bank credit line and approximately $4.2 million of unused borrowings were available (based on eligible collateral).

Pacer also has a bank credit facility under which it may obtain commercial letters of credit, standby letters of credit, and banker’s acceptances in amounts not exceeding $1.5 million in the aggregate. Any amount outstanding on this additional credit facility will reduce the borrowing base on the revolving bank credit line. This credit facility expires on February 1, 2004. As of September 30, 2003, there were no amounts outstanding under this credit facility.

Pacer believes that internally generated funds, together with available borrowings under the credit line, will be sufficient to enable it to meet its working capital and other cash requirements through the February 1, 2004 maturity date of the credit line. Pacer plans to seek, and it currently expects to be able to obtain, an extension of its existing bank line of credit. In addition, Pacer may seek to take advantage of opportunities to acquire other businesses, should such opportunities arise, or to invest in new product introductions, in which case it may incur borrowings to do so.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (Interpretation 46). The Interpretation significantly changes previous consolidation guidance pertaining to Special Purpose Entities (“SPEs”). The Interpretation clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. These entities are defined as variable interest entities or VIEs. Most SPEs will be evaluated for consolidation under the Interpretation as VIEs. All enterprises with variable interests in VIEs created after January 31, 2003, are required to apply the provisions of the Interpretation immediately. A public entity with a variable interest in a VIE created before February 1, 2003, is required to apply the consolidation provisions of the Interpretation to that entity in the first fiscal year or interim period ending after December 15, 2003. The Interpretation also requires certain disclosures in all financial statements initially issued after January 31, 2003, regardless of the date on which the VIE was created if it is reasonably possible that an enterprise will consolidate or disclose information about a VIE when the Interpretation becomes effective. The Company does not expect the provision of this statement to have a significant impact on the Company’s results of operations or financial position.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (“FAS 150”). This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150 requires that those instruments be classified as liabilities in the balance sheet. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of this statement did not have a significant impact on the Company’s results of operations or financial position.

FORWARD-LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or our financial condition or trend in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial condition or financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Discussions of those risks and uncertainties are set forth in detail in Pacer’s Annual Report on Form 10-K for its fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission on September 25, 2003 and in the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and readers of this Report are urged to review those discussions. The risks and uncertainties include, but are not limited to the following:

Dependence on Certain Major Customers.  Three customers that each accounted for approximately 10% each of our sales volume in the first quarter of fiscal 2004, and other customers include several large national mass merchandisers and national and regional food and drug store chains, the loss of business from one or more of which could result in unexpected, and possibly significant reductions in sales and earnings.

Risks of Foreign Operations.  Our operating results could decline as a result of war, economic disruption or foreign currency fluctuations and changes in the value of the U.S. Dollar in relation to foreign currencies in countries in Europe, Asia and Latin America where we sell products and where we obtain some of our raw materials.

Costs and Expenses Related To The Proposed Merger with Cyan.  We have expended a substantial amount of time and resources relating to the proposed Merger with Cyan and administrative expenses have increased due to transaction related expenses associated with the Merger. These increased administrative expenses reduced our first quarter operating income and net earnings. We expect to incur additional administrative expenses during the second quarter of fiscal year 2004 in connection with proceedings to complete the Merger, which will reduce operating results in that quarter. Additionally, consummation of the Merger is subject to satisfaction of certain conditions set forth in the Merger Agreement. If any of those conditions are not satisfied, it is possible that the Merger Agreement could be terminated. A termination of the Merger Agreement could possibly cause significant declines in our fiscal 2004 operating results, cash balances and share price, which we believe is based on the expectation that the Merger will be consummated.

The forward-looking statements contained in this Report are made only as of this date and Pacer undertakes no obligation to update or revise forward-looking statements contained in this Report or in our Annual Report on Form 10-K for the year ended June 30, 2003, whether as result of new information, future events or developments or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pacer’s exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, Pacer is exposed to market risk from foreign currency fluctuations associated with the purchases of raw materials and sales of products outside of the United States. Pacer does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments. Changes in interest rates or foreign currency values are not expected to have a material effect on Pacer’s financial position, results of operations or cash flows.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Acting Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	(a)	Exhibits:

		Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

		Exhibit 31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

		Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

		Exhibit 32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

	(b)	Reports on Form 8-K:

On August 1, 2003, Pacer filed a Current Report Form 8-K to report, under Item 5 – “Other Events and Regulation FD Disclosure” that the Company had entered into an Agreement and Plan of Merger, among PT Acquisition Corp., Cyan Holding Co., a subsidiary of Cyan Investments, LLC and Pacer Technology.

On August 28, 2003, Pacer filed a Current Report Form 8-K to report, under Item 12 – “Results of Operations and Financial Condition” the issuance by Pacer of its quarter and fiscal year ended June 30, 2003 operating results.

On October 29, 2003, Pacer filed a Current Report Form 8-K/A amending the Form 8-K previously filed on August 1, 2003.

On November 3, 2003, Pacer filed a Current Report Form 8-K to report, under Item 12 – “Results of Operations and Financial Condition” the issuance by Pacer of its first quarter ended September 30, 2003 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACER TECHNOLOGY

Dated: November 13, 2003	By:	/s/ RICHARD S. KAY

Richard S. Kay Chairman of the Board of Directors, Chief Executive Officer and President

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

E-1